Form 10-K
period 2006-12-31
MV Partners LLC
filed 2007-04-02
CIK 1371727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

for The Fiscal Year Ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                             to

Commission File Number 333-136609-01

MV PARTNERS, LLC

(Exact name of registrant as specified in its charter)

Kansas	48-1200438
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250 N. Water, Suite 300
Wichita, Kansas	67202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (316) 267-3241

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the membership interests in MV Oil Trust held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

Documents Incorporated By Reference: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about MV Partners that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Annual Report on Form 10-K that are prospective and constitute forward-looking statements.

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this report, could affect the future results of the energy industry in general, and MV Partners in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•                    risks incident to the drilling and operation of oil and natural gas wells;

•                    future production and development costs;

•                    the effect of existing and future laws and regulatory actions;

•                    the effect of changes in commodity prices, the impact of the hedge contracts entered into by MV Partners that relate to a portion of the oil production from its properties and conditions in the capital markets;

•                    competition from others in the energy industry;

•                    uncertainty of estimates of oil and natural gas reserves and production; and

•                    inflation.

This report describes other important factors that could cause actual results to differ materially from expectations of MV Partners, including under the heading “Risk Factors.” All written and oral forward-looking statements attributable to MV Partners or persons acting on behalf of MV Partners are expressly qualified in their entirety by such factors.

Item 1.                        Business

General

MV Partners is a privately-held limited liability company engaged in the development and production of established oil and natural gas properties in the Mid-Continent region that are primarily located in Kansas. MV Partners was formed in August 2006 as a result of the conversion of MV Partners, LP to a Kansas limited liability company. MV Partners, LP was formed in 1998 as a Kansas limited partnership to acquire oil and natural gas properties and related assets that were located in Kansas and eastern Colorado from a major oil and gas company. These properties constitute the substantial portion of the properties of MV Partners today. MV Partners acquired the remainder of its properties in 1999 from a large independent oil and gas company. MV Energy, LLC, which was also formed in 1998, serves as the sole manager of MV Partners and was previously the general partner of MV Partners, LP until its conversion into a limited liability company in August 2006. The acquisition by MV Partners of its properties was originally financed by a large venture capital group, which served as a limited partner of MV Partners until

September 2005. In September 2005, MV Partners used bank financing to make distributions to MV Energy and VAP-I, LLC to repurchase the limited partner interests held by that large venture capital group. MV Energy is owned equally by Vess Acquisition Group, L.L.C. and Murfin, Inc.

MV Partners is principally engaged in the development, redevelopment and production of existing wells in established fields, as well as drilling new wells in established fields. The operating agreement of MV Partners requires that it engage only in specified lines of business, including acquiring and maintaining oil and natural gas leases and related mineral interests, producing and marketing oil and natural gas, entering into hedging arrangements and other derivatives and engaging in related activities. The operating agreement further prohibits MV Partners from acquiring gas plants, refining or transportation facilities or engaging in contract drilling.

Under the terms of the operating agreement of MV Partners, Vess Oil Corporation and Murfin Drilling Company, Inc. operate on a contract basis the properties held by MV Partners for which MV Partners is designated as the operator. Murfin Drilling is a wholly owned subsidiary of Murfin, Inc. and Vess Oil is an affiliate of Vess Acquisition Group, L.L.C. Vess Oil and Murfin Drilling collectively manage the operations of approximately 96% of the oil and natural gas properties of MV Partners, based on the discounted present value of estimated future net revenues.

The asset portfolio of MV Partners consists mostly of properties in well-established fields, some of which were discovered as early as 1915. Consequently, production rates from these mature wells have declined significantly since their first discovery as the recoverable oil and natural gas supply has been produced. In order to maximize the value of its assets, MV Partners has successfully undertaken development programs that have reduced the natural decline of the production from these fields. These developing programs have included various developmental drilling and re-entry programs, well workover programs, waterflood programs and recompletion programs that are tailored to realize the exploitation potential of each field. As a result of the development programs instituted by MV Partners, the average annual decline rate of the proved developed producing reserves attributable to the underlying properties since 2000 has been 4.0%.

MV Partners has also utilized modern, commercially available techniques and technologies to more completely develop the reserves attributable to the underlying properties. MV Partners is utilizing 3-D seismic technology to further refine development well locations based on traditional subsurface mapping. In addition to using 3-D seismic technology, MV Partners is working on other programs to use developing technology such as its work with the Petroleum Technology Transfer Council concerning the application of gelled polymers in certain reservoirs to increase oil production and reduce water production, its work with the Department of Energy studying the injection of carbon dioxide to recover oil otherwise lost in the production process and gas gun stimulation technology.

Vess Oil is an independent oil and gas operating company and, according to the 2005 Kansas Geological Survey, was the largest operator in the State of Kansas based on volume of oil produced and sold in 2005. From its inception, Vess Oil has focused on acquiring, developing, and managing oil and natural gas properties in Kansas. Initially focused on exploration activities, Vess Oil has for the past ten years concentrated on acquisitions in addition to the development and exploitation of its existing reserve base. Vess Oil currently operates over 1,200 oil, natural gas and service wells located primarily in Kansas, with growing operations in Texas. As of December 31, 2006, Vess Oil employed 15 full time employees, four contract professionals and 40 contract personnel in its Wichita office and in five field and satellite offices.

Murfin Drilling is an independent oil and gas operation company and, according to the 2005 Kansas Geological Survey, was the third-largest operator in the State of Kansas based on volume of oil produced and sold in 2005. A family-owned business originally formed in El Dorado, Kansas in 1926 and incorporated in 1990, Murfin Drilling has expanded in the past 80 years into the greater western Kansas area, southwest Nebraska, eastern Colorado and the Oklahoma Panhandle. Murfin Drilling balances exploration, production management, exploitation and acquisitions with contract drilling and well service operations. Murfin Drilling currently operates approximately 800 producing and service wells nationwide. In addition to being an oil and gas producer and operator, Murfin Drilling also provides oilfield services, including drilling services, well servicing and rig transportation services in western Kansas, southwest Nebraska, southeastern Colorado and the Oklahoma Panhandle. As of December 31, 2006, Murfin Drilling employed approximately 275 employees that work from its headquarters in Wichita, Kansas, or its five field offices in Kansas.

The address of MV Partners is 250 N. Water, Suite 300, Wichita, Kansas 67202 and its telephone number is (316) 267-3241.

Initial public offering of MV Oil Trust Units

MV Oil Trust was formed in August 2006 by MV Partners in order to convey a term net profits interest that represents the right to receive 80% of the net proceeds (as calculated by a specified formula) from all of MV Partners’ interests in oil and natural gas properties (the “underlying properties”) in exchange for 11,500,000 trust units. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent have been produced and sold from the underlying properties pursuant to the net profits interest.

On December 29, 2006, the registration statement on Form S-1 (Registration No. 333-136609) filed by MV Partners and MV Oil Trust in connection with the initial public offering of the trust units was declared effective by the SEC. The registration statement registered for sale to the public 8,625,000 trust units of MV Oil Trust in the aggregate. On January 24, 2007, MV Oil Trust issued 11,500,000 trust units to MV Partners in exchange for the conveyance by MV Partners of the net profits interest described above as well as interests in certain hedge contracts entered into by MV Partners. Immediately thereafter, MV Partners sold 7,500,000 of the trust units in the offering at a price of $20 per unit and the remaining 4,000,000 pro rata to each of the members of MV Partners at a price of $20 per unit. Immediately following the sale by MV Partners to its members, the members of MV Partners sold in the offering 562,500 trust units in the aggregate at a price of $20 per unit. On January 31, 2007, the members of MV Partners sold in the offering an additional 562,500 trust units in the aggregate at a price of $20 per unit.

Description of Properties of MV Partners

The oil and natural gas properties of MV Partners are located in the Mid-Continent region in the States of Kansas and Colorado. These oil and natural gas properties consist of approximately 996 producing oil and natural gas wells on approximately 202 leases. MV Partners acquired the properties in two transactions, the first of which was in 1998 when it acquired a substantial portion of the properties from a major oil and gas company, and the second of which was in 1999 when it acquired the remaining portion of the properties from a large independent oil and natural gas company. As of December 31, 2006, proved reserves attributable to the underlying properties, as estimated in the reserve report, were approximately 18.1 MMBoe with a PV-10 of $275.1 million. During the year ended December 31, 2006, average net daily production from the underlying properties was 2,863 Boe per day. Affiliates of MV Partners are currently the operators or contract operators of substantially all of the properties comprising the underlying properties.

MV Partners’ interests in its properties require MV Partners to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. The properties are burdened by non-working interests owned by third parties, consisting primarily of royalty interests retained by the owners of the land subject to the working interests. These landowners’ royalty interests typically entitle the landowner to receive 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest percentage is a working interest owner’s percentage of production after reducing such percentage by the percentage of burdens on such production such as royalties and overriding royalties.

The Mid-Continent region is a mature producing region with well-known geologic characteristics. Most of the production from the underlying properties consists of desirable crude oil of a quality level between sweet and sour with 33 to 34 gravity averages. Most of the producing wells to which the underlying properties relate are relatively shallow, ranging from 600 to 4,500 feet, and many are completed to multiple producing zones. In general, the producing wells to which the underlying properties relate have stable production profiles and their production is generally long-lived, often with total projected economic lives in excess of 50 years.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total wells or acres in which MV Partners owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by MV Partners. Although many of MV Partners’ wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of MV Partners’ properties at December 31, 2006. Undeveloped acreage is not significant.

	Gross	Net
	(acres)
El Dorado Area	15,405	15,393
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649
Total	47,640	43,882

The following is a summary of the producing wells on MV Partners’ properties as of December 31, 2006:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	918	902	72	10	990	912
Natural gas	5	4	1	—	6	4
Total	923	906	73	10	996	916

The following is a summary of the number of developmental wells drilled by MV Partners on its properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2004		2005		2006
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	8	8	6	6	10	10
Natural gas wells	—	—	—	—	—	—
Non-productive	1	1	1	0.9	—	—
Total	9	9	7	6.9	10	10

During the year ended December 31, 2006, MV Partners drilled, completed and commenced production with respect to 10 wells on its properties. MV Partners commenced drilling on one additional well in the El Dorado Area near the end of 2006 and has commenced completion operations. MV Partners also drilled two additional Bemis Field wells which were completed in the first quarter of 2007.

The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for MV Partners’ properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2004	2005	2006
Sales prices:
Oil (per Bbl)	$39.37	$54.21	$62.65
Natural gas (per Mcf)	$5.51	$6.83	$5.63
Lease operating expense (per Boe)	$9.09	$10.51	$11.17
Lease maintenance (per Boe)	$1.27	$1.78	$2.07
Lease overhead (per Boe)	$1.76	$1.92	$2.13
Production and property taxes (per Boe)	$1.21	$1.74	$3.31

Major Producing Areas

Approximately 62% of the net acres included in MV Partners’ properties are located in the El Dorado Area, which is located in southeastern Kansas, and in the Northwest Kansas Area. The properties comprising its properties are all located in mature fields that are characterized by long production histories. The properties provide continual workover and developmental opportunities which MV Partners has pursued to reduce the natural decline in production from the properties.

El Dorado Area

The properties located in the El Dorado Area are operated on behalf of MV Partners by Vess Oil and are located in the El Dorado, Augusta and the Valley Center Fields. Vess Oil has actively pursued infill drilling, well re-entries, plugback and deepening recompletion operations, various types of restimulation work and equipment optimization programs to reduce the natural decline in production from these fields.

El Dorado Field.   The El Dorado Field is located atop the Nemaha Ridge in Central Butler County, Kansas and was first discovered in 1915. Up to 15 horizons have been reported to contain hydrocarbons, ranging from the Admire Sands, at a depth of 650 feet, to the Arbuckle Dolomite, at a depth of 2,500 feet. The primary producing intervals are the Admire, Lansing-Kansas City, Viola, Simpson and Arbuckle.

Cumulative production of all producers from the El Dorado Field has exceeded 300 MMBbls of oil with production peaking between 1916 and 1918 at 116,000 Bbls per day in 1918.

Augusta Field.   The Augusta Field is on a trend similar to the nearby El Dorado Field and strikes northeast parallel to the Nemaha Ridge. The field was first discovered in 1914 and covers approximately 10 square miles of Butler County, Kansas. The primary producing interval has been the Arbuckle with additional production coming from the Simpson and Lansing-Kansas City intervals. Cumulative production of all producers from the Augusta Field has exceeded 48 MMBbls of oil. The Augusta Field is largely an extension of the El Dorado Field and has very similar geological characteristics.

Vess Oil has maintained constant activity in these fields to increase production. Vess Oil plans to drill 20 infill developmental wells in the Arbuckle, Lansing-Kansas City and Simpson intervals and 12 infill developmental wells in the Whitecloud interval in the El Dorado area during the next five years. Vess Oil also plans to maintain its 11 well annual recompletion and workover program over the next five years. Vess Oil recently received approval from the Kansas Corporation Commission for water injection into the Whitecloud formation and has commenced a waterflood program to enhance production from this reservoir. Vess Oil has completed two active injection wells and plans to convert additional wells as the infill developmental drilling program proceeds. Vess Oil has extended the Admire production facilities in the Oil Hill area, which has enabled reactivation of 3 wells and 2 recompletions.

Valley Center Field.   The Valley Center Field was first discovered in 1928 and covers approximately 60 square miles of Sedgwick County, Kansas. Production is primarily from the Viola interval, which is located at an average depth of 2,500 feet. Cumulative production of all producers from the Valley Center Field has exceeded 25 MMBbls of oil. The Valley Center Field has similar geological characteristics as the El Dorado Field. Vess Oil plans to drill two wells in the Valley Center Field and equip this area with high volume lift equipment.

Northwest Kansas Area

Each of Vess Oil and Murfin Drilling operate leases on behalf of MV Partners included in the properties that are located in the Northwest Kansas Area. The primary fields in this area are the Bemis-Shutts, Trapp, Ray and Hansen Fields. Vess Oil and Murfin Drilling have actively pursued polymer treatments, stimulation workovers and recompletion operations to reduce the natural decline in production from these fields.

Bemis-Shutts Field.   The Bemis-Shutts Field is located on the Fairport Anticline within the Central Kansas Uplift and was first discovered in 1928. The field consists of 17,080 acres in northeastern Ellis and southeastern Rooks Counties, Kansas. Production has been from multiple pay zones with the primary formation being the Arbuckle interval at a depth of 3,300 feet and the Lansing-Kansas City interval at a depth of 2,800 feet. Cumulative production of all producers from the Bemis-Shutts Field has exceeded 248 MMBbls of oil.

Both Vess Oil and Murfin Drilling have pursued polymer treatment programs with success in the Bemis-Shutts Field and plan to continue these workovers. MV Partners recently conducted a 3-D seismic survey over a large portion of the field to further define the boundaries of the Arbuckle structure in the field and to evaluate undrilled infill locations. This data has been processed and over 14 potential infill drilling locations have been identified. Infill drilling started with two wells drilled in 2006 and completed in the first quarter of 2007.

Trapp Field.   The Trapp Field consists of 35,900 acres in Russell and Barton Counties, Kansas and was first discovered in 1929. Production has primarily been from the Lansing-Kansas City and Shawnee limestones and the Arbuckle dolomite. Cumulative production of all producers from the Trapp Field has exceeded 239 MMBbls of oil.

Murfin Drilling operates the leases held by MV Partners in the Trapp Field. Over the next three years, Murfin Drilling plans to restimulate 12 producing wells and drill one development well in the field and recomplete three wells in other nearby zones.

Hansen and Ray Fields.   The Hansen Field is located along the crest of the Stuttgart-Huffstutor Anticline and was first discovered in 1943. Production from this field has primarily come from the Lansing-Kansas City limestone. Cumulative production of all producers from the Hansen Field has exceeded 9.2 MMBbls of oil.

The Ray Field is located on the eastern flank of the Central Kansas Uplift and was first discovered in 1940. Production has primarily been from the Arbuckle dolomite and the Gorham sands with additional production from the Lansing-Kansas City interval along the eastern flank of the field. Cumulative production of all producers from the Ray Field has exceeded 18 MMBbls of oil.

The Hansen and Ray Fields consist of over 7,000 acres in Philips and Norton Counties, Kansas. Murfin Drilling operates the leases held by MV Partners in the Hansen and Ray Fields. During the next three years, Murfin Drilling plans to reactivate one producer well and drill one development well.

Reserves

Cawley, Gillespie & Associates, Inc. estimated oil, natural gas and natural gas liquid reserves attributable to the oil and natural gas properties of MV Partners as of December 31, 2006. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil, natural gas and natural gas liquids as of December 31, 2006, of $56.81 per Bbl of oil,         $4.74 per Mcf of natural gas and $43.85 per Bbl of natural gas liquids, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2006. Because oil, natural gas and natural gas liquid prices are influenced by many factors, use of prices as of December 31, 2006, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the properties because future net revenues are not subject to taxation at the MV Partners level.

Proved Reserves of Underlying Properties.   The following table sets forth, as of December 31, 2006, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the properties, in each case derived from the reserve report.

Properties(1)
Proved Reserves:
Oil (MBbls)	17,789
Natural gas (MMcf)	1,283
Natural gas liquids (MBbls)	103
Oil equivalents (MBoe)	18,070
Future net revenues	$554,320,375
Discounted estimated future net revenues(2)	$275,107,844
Standardized measure(3)	$275,107,844

(1)          Reserve volumes and estimated future net revenues for the properties reflect volumes and revenues attributable to MV Partners’ net interests in the properties.

(2)          The present value of future net revenues for the underlying properties was determined using a discount rate of 10% per annum.

(3)          As of December 31, 2006, MV Partners was structured as a limited liability company. Accordingly, no provision for federal or state income taxes has been provided because taxable income was passed through to the members of MV Partners. Therefore, the standardized measure of the properties is equal to the PV-10, which totaled $275.1 million as of December 31, 2006.

Information concerning historical changes in net proved reserves attributable to the properties, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in the unaudited supplemental information contained elsewhere in this Form 10-K. MV Partners has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

The following table summarizes the changes in estimated proved reserves of the properties for the periods indicated.

	Properties
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Balance, January 1, 2004	15,596	1,526	114	15,924
Revisions, extensions, discoveries and additions	1,447	(283)	(1)	1,399
Production	(1,127)	(104)	(5)	(1,147)
Balance, December 31, 2004	15,915	1,139	108	16,176
Revisions, extensions, discoveries and additions(1)	3,049	309	5	3,104
Production	(1,058)	(89)	(5)	(1,076)
Balance, December 31, 2005	17,906	1,359	109	18,203
Revisions, extensions, discoveries and additions	907	25	—	911
Production	(1,024)	(101)	(6)	(1,045)
Balance, December 31, 2006	17,789	1,283	103	18,070
Proved Developed Reserves:
Balance, December 31, 2003	14,913	1,349	114	15,212
Balance, December 31, 2004	15,317	1,139	108	15,577
Balance, December 31, 2005	15,888	1,063	109	16,136
Balance, December 31, 2006	15,828	1,283	103	16,109

(1)          Reserve revisions in 2005 reflect the increase in crude oil prices during the year which has lengthened the economic life of the underlying properties and thereby increased recoverable reserves. In addition, in 2005 MV Partners expanded the scope of its maintenance and development project scheduling from a forward range of 24 to 36 months to 60 months, which also increased recoverable reserves. This expanded scope reflects management’s budgeted project activity over the 60 month period commencing January 1, 2006. The expanded scope accommodates additional infield drilling, recompletion and workover projects in the El Dorado Area in addition to 14 Bemis infield drilling locations that have been further refined by recent 3-D seismic activity.

Marketing and Post-Production Services

MV Partners currently sells all of its oil production to third-party crude oil purchasers, including to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas, at market prices. A substantial portion of the crude oil produced from the underlying properties is sold to Eaglwing, L.P. and SemCrude, L.P. The members of MV Energy and certain members of MV Partners’ other member, VAP-I, including each of Messrs. Vess and Murfin, own minority interests in Eaglwing and SemCrude. Each of these purchasers buys crude oil from MV Partners at market prices, and MV Partners does not have a contract with either purchaser for the sale of crude oil production. MV Partners does not believe that the loss of either of these parties as a purchaser of crude oil production from the underlying properties would have a material impact on the business or operations of MV Partners or the underlying properties.

Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery that is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the year ended December 31, 2006 was $3.57 per barrel, though MV Partners expects that differential to increase in the future.

All natural gas produced by MV Partners is marketed and sold to third- party purchasers. The natural gas is sold on a contract basis and, in all but one case, the contracts are in their secondary terms and are on a month-to-month basis. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

Competition and Markets

The oil and natural gas industry is highly competitive. MV Partners competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than MV Partners, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cashflow.

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

In view of the many uncertainties that affect the supply and demand for oil and natural gas, MV Partners cannot make reliable predictions of future oil and natural gas supply and demand or future product prices.

Environmental Matters and Regulation

General.   The operations of the properties comprising the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•                    restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•                    limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•                    require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the properties comprising the underlying properties.

The following is a summary of the existing laws, rules and regulations to which the operations of the properties are subject that are material to the operation of the underlying properties.

Waste Handling.   The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the results of operations of MV Partners.

Comprehensive Environmental Response, Compensation and Liability Act.   The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The properties may have been used for oil and natural gas exploration and production for many years. Although MV Partners believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under MV Partners’ control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, MV Partners could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges.   The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Air Emissions.   The Federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

OSHA and Other Laws and Regulation.   MV Partners is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that MV Partners organize and/or disclose information about hazardous materials used or produced in its operations. MV Partners believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has not actively considered recent proposed legislation directed at reducing greenhouse gas emissions. However, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the properties. The operations of the properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.

MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the properties and that its continued compliance with existing requirements will not have a material adverse effect on its results of operations. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2006. Additionally, as of the date of this Form 10-K, it is not aware of any environmental issues or claims that will require material capital expenditures during 2007. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have an negative impact on the operations of the properties.

Item 1A.                Risk Factors

The amount of cash flow that MV Partners can generate is subject to fluctuation as a result of changes in oil, natural gas and natural gas liquid prices.

The reserves attributable to MV Partners’ oil and natural gas properties and the cash flow from operations of MV Partners are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of MV Partners. These factors include, among others:

•                    political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America;

•                    weather conditions or force majeure events;

•                    levels of supply of and demand for oil, natural gas and natural gas liquids;

•                    U.S. and worldwide economic conditions;

•                    the price and availability of alternative fuels;

•                    the proximity to, and capacity of, refineries and gathering and transportation facilities; and

•                    energy conservation and environmental measures.

Moreover, government regulations, such as regulation of natural gas gathering and transportation and possible price controls, can affect commodity prices in the long term.

Recent oil prices have been high compared to historical prices. For example, the NYMEX crude oil spot prices per Bbl were $32.55, $43.46, $61.04 and $61.05 as of December 31, 2003, 2004, 2005 and 2006, respectively, and during 2006 ranged from a high of $77.03 to a low of $55.81.

MV Partners has entered into hedge contracts relating to a portion of the oil volumes expected to be produced from its properties and has assigned to MV Oil Trust the right to receive 80% of the proceeds from those contracts. These hedge contracts, however, do not cover all of the oil volumes that are expected to be produced from the properties. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements. As a result, the results of MV Partners may fluctuate significantly after 2010 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. In addition, the hedge contracts are subject to counterparty nonperformance and other risks. For a discussion of the hedge contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Hedge and Derivative Contracts.”

Lower prices of oil, natural gas and natural gas liquids will reduce the amount of cashflow generated by MV Partners and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the properties could determine during periods of low commodity prices to shut in or curtail production from wells on the properties. In addition, the operator of the properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because the properties are mature, with many of them being in production since the early 1900’s, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of cashflows of MV Partners to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will reduce the amount of cash available for the members of MV Partners.

Actual reserves and future net revenues may be less than current estimates of proved reserves, which could reduce cash distributions by the trust and the value of the trust units.

Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the properties will vary both positively and negatively from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

•                    historical production from the area compared with production rates from other producing areas;

•                    the assumed effect of governmental regulation; and

•                    assumptions about future prices of oil, natural gas and natural gas liquids, production and development expenses, gathering and transportation costs, severance and excise taxes and capital expenditures.

Changes in these assumptions can materially increase or decrease production and reserve estimates.

The estimated reserves attributable to the properties and the estimated future net revenues attributable to the properties are based on estimates of reserve quantities and revenues for the properties. See “Business—Description of Properties of MV Partners—Reserves” for a discussion of the method of allocating proved reserves to the properties. The quantities of reserves attributable to the properties may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

Risks associated with the production, gathering, transportation and sale of oil, natural gas and natural gas liquids could adversely affect the results of operations of MV Partners.

The revenues of MV Partners, and the amount of cash available for distribution to the members of MV Partners will depend upon, among other things, oil, natural gas and natural gas liquid production and prices and the costs incurred by MV Partners to develop and exploit oil and natural gas reserves attributable to the properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the properties will reduce trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. In addition, curtailments or damage to pipelines used by MV Partners to transport oil, natural gas and natural gas liquid production to markets for sale could reduce the amount of revenue received by MV Partners. Any such curtailment or damage to the gathering systems used by MV Partners could also require MV Partners to find alternative means to transport the oil, natural gas and natural gas liquid production from the properties, which alternative means could require MV Partners to incur additional costs that will have the effect of reducing cash available for distribution to the members of MV Partners.

Shortages of oil field equipment, services and qualified personnel available to MV Partners could reduce the amount of cash available for distribution.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

The operations of the properties comprising the underlying properties may result in significant costs and liabilities with respect to environmental and operational safety matters, which could reduce the amount of cash available for distribution to trust unitholders.

Significant costs and liabilities can be incurred as a result of environmental and safety requirements applicable to the oil and natural gas exploration, development and production activities of the properties. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of the operations of the properties comprising the underlying properties.

Strict, joint and several liability may be imposed under certain environmental laws, which could cause liability for the conduct of others or for the consequences of one’s own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs through insurance or increased revenues, this could have a material adverse effect on the cashflows of MV Partners. Please read “Business—Description of Properties of MV Partners—Environmental Matters and Regulation” for more information.

The operations of the properties comprising the underlying properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cash distributions to the trust unitholders.

The exploration, development and production operations of the properties are subject to complex and stringent laws and regulations. In order to conduct the operations of the properties in compliance with these laws and regulations, MV Partners must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and governmental authorities. MV Partners may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations. In addition, the costs of compliance may increase or the operations of the properties may be otherwise adversely affected if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to such operations. Such costs could have a material adverse effect on MV Partners.

The operations of the properties are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the cash distributions to the trust unitholders. Please read “Business—Description of Properties of MV Partners—Environmental Matters and Regulation.”

The receipt by MV Partners of payments based on the hedge contracts depends upon the financial position of the hedge contract counterparties. A default by any of the hedge contract counterparties could reduce the amount of cash received by MV Partners upon settlement of the hedge contract.

In the event that any of the counterparties to the hedge contracts default on their obligations to make payments to MV Partners under the hedge contracts, the cash flows of MV Partners would likely be materially reduced as the hedge payments are intended to provide additional cash to MV Partners during periods of lower crude oil prices.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

Reference is made to “Item 1—Business”, which is incorporated herein by reference.

Item 3.                        Legal Proceedings.

Currently, there are not any legal proceedings pending to which MV Partners is a party or of which any of its property is the subject.

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during  the fourth quarter of 2006.

PART II

Item 5.                        Market for the Registrant’s Common Equity and Related Unitholder Matters.

There is no established public trading market for the membership interests in MV Partners. At March 15, 2007, the membership interests in MV Partners were held of record by two entities, MV Energy and VAP-I.

Dividends

MV Partners has made distributions to its Partners/Members totaling $75,206,701 and $3,000,000 for the years ended December 31, 2005 and 2006, respectively. The new credit facility effective January 24, 2007 contains a provision that restricts future distributions to “permitted tax distributions” as defined in the credit agreement.

Equity Compensation Plans

MV Partners does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

On August 1, 2006, MV Partners converted from a Kansas limited partnership to a Kansas limited liability company. As a result, all of the partnership interests in MV Partners were converted to membership interests. No consideration was paid or received by MV Partners or its partners or members in connection with the conversion. The conversion was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.

Use of Proceeds from Registered Offering of Securities

On December 29, 2006, the registration statement on Form S-1 (Registration No. 333-136609) filed by MV Partners and MV Oil Trust in connection with the initial public offering of the trust units was declared effective by the SEC. The registration statement registered 7,500,000 trust units to be sold in the offering and an additional 1,125,000 trust units that were subject to the underwriters’ options to purchase additional units to cover over-allotments. All 8,625,000 trust units were sold in the offering. The underwriters for the offering were Raymond James & Associates, Inc., A.G. Edwards & Sons, Inc., RBC Capital Markets Corporation and Oppenheimer & Co. Inc. The sale of 8,062,500 trust units occurred on January 24, 2007 and the sale of 562,500 trust units occurred on January 31, 2007.

MV Oil Trust did not receive any proceeds from the initial public offering of trust units. The following table shows for each selling unitholder the number of trust units sold, the aggregate public offering price, the aggregate underwriting discounts and commissions paid and the aggregate net proceeds, before expenses, received by each selling unitholder:

	No. of Trust Units Sold	Aggregate Public Offering Price	Aggregate Underwriting Discounts and Commissions	Aggregate Net Proceeds
MV Partners	7,500,000	$150,000,000	$9,750,000	$140,250,000
MV Energy	562,500	$11,250,000	$731,250	$10,518,750
VAP-I	562,500	$11,250,000	$731,250	$10,518,750

All underwriting discounts and commissions were incurred or reimbursed by MV Partners. Additional expenses of approximately $3.1 million incurred in connection with the initial public offering of trust units were borne solely by MV Partners. MV Partners, MV Energy and VAP-I used the net proceeds from the initial public offering to repay approximately $60.5 million of indebtedness and accrued interest of MV Partners under its former and its current bank credit facilities and the remaining $97.7 million was used to repurchase the ownership interest of one of the members of VAP-I and for distributions to the members of MV Partners.

Purchases of Equity Securities

There were no purchases of membership interests in MV Partners by MV Partners or any affiliated purchaser during the fourth quarter of the year ended December 31, 2006.

Item 6.                        Selected Financial Data.

The following table shows selected historical financial information of MV Partners for each of the five years in the period ended December 31, 2006. The selected historical financial information for each of the three years ended December 31, 2006, is derived from the audited financial statements of MV Partners included with this Form 10-K. The selected historical financial information for each of the two years ended December 31, 2003 is derived from the audited financial statements of MV Partners which are not included in this Form 10-K. The information in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements of MV Partners, related notes and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Statements of Earnings Data:
Revenue
Oil and gas sales	$24,215	$28,036	$30,826	$35,955	$50,639
Interest income	20	10	8	207	427
Gain on sale of assets	564	—	212	—	—
Total	24,799	28,046	31,046	36,162	51,066
Costs and expenses
Lease operating	14,528	14,860	15,288	17,158	19,521
Depreciation, depletion and amortization	4,838	5,046	4,252	3,792	3,279
General and administrative	367	446	448	498	550
Loss on sale of assets	—	17	—	89	15
Interest	891	677	717	1,500	5,679
Total expenses	20,624	21,046	20,705	23,037	29,044
Net earnings before accounting change	4,175	7,000	10,341	13,125	22,022
Cumulative effect of change in accounting principle(1)	—	90	—	—	—
Net earnings	$4,175	$7,090	$10,341	$13,125	$22,022
Balance Sheet Data (at end of period):
Oil and gas properties	$55,114	$59,250	$56,857	$55,284	$55,742
Total assets	61,134	65,165	64,437	68,303	80,983
Working capital	(473)	(6,762)	(6,115)	(12,185)	9,925
Long-term liabilities, excluding current maturities	25,000	29,484	35,176	91,793	90,562
Partners’ capital (deficit)/Members’ deficit	30,005	23,121	15,697	(48,245)	(22,877)

(1)        Accounting change is the result of the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” on its effective date of January 1, 2003.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of the financial condition and results of operation of MV Partners in conjunction with the historical consolidated financial statements and notes included elsewhere in this Form 10-K.

Factors That Significantly Affect MV Partners’ Results

MV Partners’ revenue, cash flow from operations and future growth depend substantially on factors beyond its control, such as economic, political and regulatory developments and competition from producers of alternative sources of energy. Oil and natural gas prices have historically been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect its financial position, its results of operations, the quantities of oil and natural gas that it can economically produce and its ability to access capital.

Like all businesses engaged in the exploration and production of oil and natural gas, MV Partners faces the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. MV Partners attempts to reduce this natural decline by undertaking field development programs and by implementing secondary recovery techniques. MV Partners intends to maintain its focus on costs necessary to produce its reserves. MV Partners’ ability to make capital expenditures to maintain production from its existing reserves and to add reserves through development drilling is dependent on its capital resources and can be limited by many factors.

Critical Accounting Policies and Estimates

The discussion and analysis of MV Partners’ historical financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. MV Partners evaluates its estimates and assumptions on a regular basis. It bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of its financial statements. MV Partners has provided below an expanded discussion of its more significant accounting policies, estimates and judgments. It believes these accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements. Please read Note A of the Notes to the Financial Statements of MV Partners for a discussion of additional accounting policies and estimates made by its management.

Oil and Natural Gas Properties

MV Partners accounts for oil and natural gas properties by the successful efforts method. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Statement of Financial Accounting Standards (SFAS) No. 19—Financial Accounting and Reporting for Oil and Gas Producing Companies requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped, and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves. As more fully described in Note J of the Notes to the Financial Statements, proved reserves are estimated by an independent petroleum engineer, Cawley, Gillespie & Associates, Inc., and are subject to future revisions based on availability of additional information. As described in Note H of the Notes to the Consolidated Financial Statements, MV Partners follows SFAS No. 143—Accounting for Asset Retirement Obligations. Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is placed in service and are amortized over proved reserves using the units of production method. Asset retirement costs are estimated by its engineers using existing regulatory requirements and anticipated future inflation rates.

Geological, geophysical and dry hole costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. Geological and geophysical costs to enhance or evaluate proposed development of a proved field are capitalized as development costs.

Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is credited to income. On sale or retirement of an individual well, the proceeds are credited to accumulated depreciation and depletion.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. MV Partners assesses impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. As of December 31, 2005 and 2006, the estimated undiscounted future cash flows for its proved oil and natural gas properties exceeded the net capitalized costs, and no impairment was required to be recognized.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

Property acquisition costs, if any, are capitalized when incurred.

Oil and Natural Gas Reserve Quantities

MV Partners’ estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Cawley, Gillespie & Associates, Inc. prepares a reserve and economic evaluation of all its properties on a well-by-well basis.

Reserves and their relation to estimated future net cash flows impact MV Partners’ depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. MV Partners prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports. The accuracy of its reserve estimates is a function of many factors, including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

MV Partners’ proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and natural gas liquids eventually recovered.

Hedging Activities

MV Partners periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil production by reducing its exposure to fluctuations in the price of crude oil. Currently, these transactions are swaps and collar transactions. It accounts for these activities pursuant to SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.

The accounting for changes in the fair market value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation, which is established at the inception of a derivative instrument. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

For derivative instruments designated as cash flow hedges, changes in fair market value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative instrument’s fair market value. Any ineffective portion of the derivative instrument’s change in fair market value is recognized immediately in earnings.

Asset Retirement Obligations

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. Such accretion expense is included in depreciation, depletion and amortization in the accompanying statements of earnings. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and amortized over the asset’s useful life. MV Partners’ asset retirement obligations are primarily associated with the plugging of abandoned oil wells.

Results of Operations

Set forth in the table below is a summary of MV Partners’ financial data for the periods indicated

	Years Ended December 31,
	2004	2005	2006
	(in thousands)
Revenue
Oil and gas sales	$30,826	$35,955	$50,639
Interest income	8	207	427
Gain on sale of assets	212	—	—
Total revenue	31,046	36,162	51,066
Costs and expenses
Lease operating	15,288	17,158	19,521
Depreciation, depletion and amortization	4,252	3,792	3,279
General and administrative	448	498	550
Loss on sale of assets	—	89	15
Interest	717	1,500	5,679
Total costs and expenses	20,705	23,037	29,044
Net earnings	$10,341	$13,125	$22,022

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues from oil and natural gas sales increased $14.7 million between these years. This consists of an increase of $6.8 million of oil and natural gas revenues and a $7.9 million decrease in hedge and other derivative activities expense. The $6.8 million increase in revenues was primarily the result of an increase in the average price received for the oil sold from $54.21 per Bbl for the year ended December 31, 2005 to $62.65 per Bbl for the year ended December 31, 2006, partially offset by a 34 MBbl decrease in oil volumes sold. The increase in revenues was impacted by a 12 Mcf increase in natural gas volumes sold, partially offset by a decrease in the average price received for the natural gas sold from $6.83 per Mcf for the year ended December 31, 2005 to $5.63 per Mcf for the year ended December 31, 2006.

The decrease in hedge and other derivative activity expense of $7.9 million for the year ended December 31, 2006 was due to a $7.8 million decrease in realized hedge losses and a small decrease in ineffectiveness of hedges and other derivatives then in place being recorded to the expense account for the year.

The decrease in realized hedge losses was due to the higher settlement price of hedges in place for 2006. The weighted average settlement price of hedges and other derivatives for 2006 was $50.73 compared to $28.60 for 2005. The average NYMEX price per Bbl of crude oil for 2006 was $66.22 compared to $56.57 for 2005.

At December 31, 2006, MV Partners recorded a $0.7 million expense for ineffectiveness of hedges and other derivatives compared to a $0.8 million expense at December 31, 2005.

Lease operating expenses

Lease operating expenses increased from $17.2 million for the year ended December 31, 2005 to  $19.5 million for the year ended December 31, 2006. This increase was primarily a result of an increase in production and property tax expense due to the increased price of oil and gas on which the taxes are based and casing repair to several wells, repair and cleanout of a salt water disposal system well and continuing restoration of wells from inactive status to producing status. In addition, operating costs associated with primary vendors’ fuel increases contributed a small portion of the increase.

Depreciation, depletion and amortization

Depreciation, depletion and amortization decreased from $3.8 million for the year ended December 31, 2005 to $3.3 million for the year ended December 31, 2006. Depreciation, depletion and amortization are calculated based on units of production. The decline comes from the previously reduced asset base combined with a small decrease in the total estimated reserves.

General and administrative expenses

General and administrative expenses increased from $0.5 million for the year ended December 31, 2005 to $0.6 million for the year ended December 31, 2006. This is an increase primarily due to inflation in general costs.

Loss on sale of assets

A loss on sales of assets of $0.1 million was recorded for the year ended December 31, 2005 compared to a nominal loss recorded for the year ended December 31, 2006.

Interest expenses

Interest expense increased from $1.5 million for the year ended December 31, 2005 to $5.7 million for the year ended December 31, 2006. This is primarily a result of a financing that took place on December 21, 2005. During the year ended December 31, 2005, MV Partners’ outstanding debt balance increased from $25 million to $90 million, while during the year ended December 31, 2006, its outstanding debt balance decreased from $90 million to $83 million. In addition, the weighted average interest rate MV Partners paid on its debt obligations increased from 5.02% during the year ended December 31, 2005 to 6.61% during the year ended December 31, 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

Revenues from oil and natural gas sales increased $5.1 million between these periods. This consists of an increase of $13.0 million of oil and natural gas revenues and a $7.9 million increase in hedge and other derivative activities expense. The $13.0 million increase in revenues was primarily the result of an increase in the average price received for the oil sold from $39.37 per Bbl for the year ended December 31, 2004 to $54.21 per Bbl for the year ended December 31, 2005. The increase in revenues was also the result of an increase in the average price received for the natural gas sold from $5.51 per Mcf for the year ended December 31, 2004 to $6.83 per Mcf for the year ended December 31, 2005.

The increase in hedge and other derivative activity expense of $7.9 million for the year ended December 31, 2005 was due primarily to the higher average NYMEX settle price for the year ended December 31, 2005 of $56.57 compared to $41.38 for the year ended December 31, 2004. The weighted average hedge price for 2005 was $28.60 compared to $24.02 for 2004. A small increase was due to ineffectiveness of hedges currently in place being recorded to the expense account. In the year ended December 31, 2005, MV Partners recorded a $0.8 million hedge expense for ineffectiveness compared to no ineffective portion for the year ended December 31, 2004.

Lease operating expenses

Lease operating expenses increased from $15.3 million for the year ended December 31, 2004 to $17.2 million for the year ended December 31, 2005. This increase was primarily a result of increased costs of primary vendors who rely on large uses of hydrocarbon products such as (1) pumpers (gasoline), (2) utilities (cost of fuel), (3) treating chemicals (hydrocarbon base) and (4) pulling units (fuel surcharge). This increase was also supplemented by wage increases associated with the increased demand for oilfield employees and increases in the price of steel for tubular and other metal products.

Depreciation, depletion and amortization

Depreciation, depletion and amortization decreased from $4.3 million for the year ended December 31, 2004 to $3.8 million for the year ended December 31, 2005. Depreciation, depletion and amortization are calculated based on units of production. The decline comes from the previously reduced asset base combined with an increase in the total estimated reserves.

General and administrative expenses

General and administrative expenses increased from $0.4 million for the year ended December 31, 2004 to $0.5 million for the year ended December 31, 2005. This is an increase primarily due to inflation in general costs.

Loss on sale of assets

A gain on sale of assets of $0.2 million was recorded for the year ended December 31, 2004 compared to a loss of $0.1 million recorded for the year ended December 31, 2005.

Interest expenses

Interest expense increased from $0.7 million for the year ended December 31, 2004 to $1.5 million for the year ended December 31, 2005. This is a result of the financing that took place on December 21, 2005 resulting in increased liability of $90 million for the end of the year 2005, up from $25 million for the entire year 2004 in addition to the rising interest rates.

Liquidity and Capital Resources

MV Partners’ primary sources of capital and liquidity have been proceeds from sales of limited partner interests prior to its conversion to a limited liability company, borrowings under its bank credit facility and cash flow from operations. To date, its primary uses of capital have been to service its debt requirements, for development of working interests in its oil and natural gas properties located in Kansas and eastern Colorado and for distributions. It continually monitors its capital resources available to meet its future financial obligations and planned capital expenditures.

Cash Flow from Operating Activities

Net cash provided by operating activities was $25.5 million and $16.6 million for the years ended December 31, 2006 and 2005, respectively. The increase in net cash provided by operating activities was due substantially to the change in the price of oil and the reduced amount of hedge liability.

Net cash provided by operating activities was $16.6 million during the year ended December 31, 2005, compared to $13.7 million during the year ended December 31, 2004. The increase in net cash provided by operating activities in 2005 was substantially due to increased revenues partially offset by increased expenses, as discussed above in “—Results of Operations.”

MV Partners’ cash flow from operations is subject to many variables, the most significant of which are oil and natural gas prices. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond its control. MV Partners’ future cash flow from operations will depend on its ability to maintain and increase production through its development program, as well as the prices of oil and natural gas.

MV Partners has entered into certain hedge contracts related to the oil production from its properties for the years 2007 through 2010. For the years 2007 and 2008, MV Partners has entered into swap contracts and costless collars at prices ranging from $56 to $68 per barrel of oil that hedge approximately 83% to 85% of expected production from its properties that are classified as proved developed producing in the reserve report. For the years 2009 and 2010, MV Partners has entered into swap contracts at prices ranging from $63 to $71 per barrel of oil that hedge approximately 80% of expected production from its properties that are classified as proved developed producing in the reserve report. The hedge contracts will not be pledged to MV Oil Trust, but any payments made by MV Partners upon settlement of the hedge contracts will be factored into the calculation of the gross proceeds from the underlying properties. Any proceeds received by MV Partners upon settlement of the hedge contracts will separately be factored into the calculation of payment due to the trust. From January 1, 2007 through December 31, 2010, MV Partners’ crude oil price risk management positions in swap contracts and collar arrangements are as follows:

	Fixed Price Swaps		Collars
Year Ended December 31,	Volumes (Bbls)	Weighted Average Price (Per Bbl)	Volumes (Bbls)	Weighted Average Price (Per Bbl)
				Floor	Ceiling
2007	687,000	62.52	120,000	$61.00	$68.00
2008	779,000	58.79	—	—	—
2009	678,000	66.24	—	—	—
2010	637,800	65.03	—	—	—

By removing the price volatility from a significant portion of its oil production, MV Partners has mitigated, but not eliminated, the potential effects of changing commodity prices on its cash flow from operations for those periods. While mitigating negative effects of falling crude oil prices, these derivative contracts also limit the benefits it would receive from increases in crude oil prices. It is MV Partners’ policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers.

Cash Flows from Investing Activities

MV Partners’ capital expenditures were $3.0 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively. Capital expenditures for each of the years ended December 31, 2006 and December 31, 2005 includes the purchase of oil and natural gas properties and the payment of well development costs. MV Partners also had proceeds from the sale of oil and natural gas properties of $0.1 million for the year ended December 31, 2005.

MV Partners’ capital expenditures were $2.3 million in the year ended December 31, 2005 and $1.7 million in the year ended December 31, 2004. The total for 2005 includes the purchase of oil and natural gas properties and the payment of well development costs. MV Partners also had proceeds from the sale of oil and natural gas properties of $0.1 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

MV Partners currently anticipates that its development budget, which predominantly consists of workover drilling, secondary recovery projects and equipment, will be $4.4 million for 2007. The amount and timing of its capital expenditures is largely discretionary and within its control. MV Partners’ routinely monitors and adjusts its capital expenditures in response to changes in oil and natural gas prices, development costs, industry conditions and internally generated cash flow. Future cash flows are subject to a number of variables, including the level of production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Credit facility

On December 21, 2005, MV Partners entered into a bank credit facility with a group of bank lenders that provides for a revolving line of credit, letters of credit and swing line loans. The total amount that MV Partners could borrow and have outstanding at any one time was limited to the lesser of the total commitment of $200 million or the borrowing base established by the lenders, with $15 million available for outstanding letters of credit and $0.5 million for outstanding swing line loans. As of December 31, 2006, the borrowing base under the bank credit facility was $90.0 million. As of December 31, 2006, the principal amount outstanding under the bank credit facility was $83.0 million with no letters of credit or swing line loans outstanding.

The bank credit facility allowed MV Partners to borrow, repay and reborrow amounts available under the bank credit facility. The amount of the borrowing base was based primarily upon the estimated value of MV Partners oil and natural gas reserves. Under the credit agreement, the initial borrowing base was $95 million, such borrowing base being reduced to $90 million on July 1, 2006 and $85 million on January 1, 2007. The borrowing base under the bank credit facility was subject to re-determination at least semi-annually. The bank credit facility would have matured on December 19, 2008, and borrowings under the bank credit facility bore interest, payable quarterly, at MV Partners’ option, at (1) a rate (as defined and further described in the bank credit facility) per annum equal to a Eurodollar Rate (which is substantially the same as the London Interbank Offered Rate) for one, two, three or six months as offered by the lead bank under the bank credit facility or (2) the higher of the Federal Funds Rate (as defined and further described in the bank credit facility) plus 50 basis points or such bank’s Prime Rate. MV Partners’ bank credit facility bore interest at 7.13% per annum as of December 31, 2006. MV Partners paid quarterly commitment fees under the bank credit facility on the unused portion of the available borrowing base ranging from 12.5 to 37.5 basis points, dependent upon the percentage of MV Partners’ available borrowing base then utilized.

Borrowings under the bank credit facility were secured by a lien on substantially all of MV Partners’ assets and properties. The bank credit facility also contained restrictive covenants that may limit MV Partners’ ability to, among other things, pay distributions, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens and engage in certain other transactions without the prior consent of the lenders. The bank credit facility also required MV Partners to maintain certain ratios as defined and further described in the revolving credit facility, including a current ratio was not less than 1.0 to 1.0 and a maximum leverage ratio of no greater than 2.50 to 1.0. The current ratio is defined to include the amount of the unused borrowing base as a current asset and to exclude current maturities of the credit facility as well as any current liability resulting from any mark to market accounting under SFAS 133. In addition, MV Partners was required to enter into swap agreements covering 90% of estimated production for the three years following December 31, 2005 based on proved reserves as of December 31, 2004, with a fixed price per Bbl of a minimum of $55. The bank determined compliance with the 90% hedging requirement based on the engineering estimates in existence at the time the financial covenants were established. The bank did not require MV Partners to increase the hedged quantities as revised engineering estimates have been prepared. As of December 31, 2006, MV Partners was in compliance with all such covenants.

In connection with the completion of an initial public offering of trust units of MV Oil Trust on January 24, 2007, MV Partners refinanced its bank credit facility and terminated its prior facility using proceeds from the offering and borrowings under a new senior secured term loan facility. The amount that MV Partners can borrow under the term loan facility is limited to $25 million, and MV Partners has drawn the full amount available under the term loan facility to refinance its bank credit facility. The term loan facility requires MV Partners to repay the outstanding balance on an amortization schedule of $1.25 million per quarter for 20 quarters, beginning March 30, 2007. MV Partners may prepay any or all of its outstanding balance under the term loan facility at any time without penalty, subject to payment of certain costs of the lenders. Borrowings under the term loan facility bear interest, payable quarterly, at MV Partners’ option, at (1) a rate (as defined and further described in the term loan facility) per annum equal to a Eurodollar Rate (which is substantially the same as the London Interbank Offered Rate) for one, two, three or six months offered by the lead bank under the term loan facility plus 2.0% or (2) such bank’s Prime Rate.

Borrowings under the term loan facility are secured by a lien on substantially all of MV Partners’ assets and properties, though such lien is expressly made subject to the net profits interest. MV Energy and VAP-I are guarantors under the term loan facility. The term loan facility also contains restrictive covenants that may limit MV Partners’ ability to, among other things, pay distributions, incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, incur liens and engage in certain other transactions without the prior consent of the lenders. The term loan facility also requires MV Partners to maintain a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0. The consolidated fixed charge coverage ratio is defined to exclude any expense resulting from any mark to market accounting under SFAS 133.

Contractual Obligations

A summary of MV Partners’ contractual obligations as of December 31, 2006 is provided in the following table.

	Payments Due By Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$83,000	$8,000	$70,000	$5,000	$—
Asset retirement obligation	8,094	—	31	28	8,035
Hedge and other derivative agreements	9,329	1,861	6,725	743	—
Total	$100,423	$9,861	$76,756	$5,771	$8,035

(1)          Long-term debt was refinanced in January 2007 with terms extended to 2010. As such, this table has been adjusted to take into account this refinancing.

Off-balance Sheet Arrangements

As of December 31, 2006, MV Partners had no off-balance sheet arrangements and currently has no intention to establish any off-balance sheet arrangements.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our financial position or results of operation.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. We have applied the guidance of SAB No. 108 for all periods presented, which did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective in 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in our financial statements beginning in the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. SFAS 159 is effective for MV Partners on January 1, 2008. Earlier adoption is permitted in 2007 if MV Partners also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” MV Partners is currently analyzing the fair value option provided under SFAS 159.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward looking quantitative and qualitative information about MV Partners' potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward looking information provides indicators of how MV Partners views and manages its ongoing market risk exposures. All of its market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

MV Partners' major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the spot market prices applicable to its oil production and the prevailing price for natural gas. Pricing for oil production has been volatile and unpredictable for several years, and it expects this volatility to continue in the future. The prices it receives for oil and natural gas production depend on many factors outside of its control.

MV Partners has entered into hedging arrangements with respect to a portion of its projected oil production through various transactions that hedge the future prices received. These transactions are typically price swaps whereby it will receive a fixed price for its production and pay a variable market price to the contract counterparty. These hedging activities are intended to support oil prices at targeted levels and to manage its exposure to oil price fluctuations.

Based on an oil price of $61.05 per Bbl as of December 31, 2006, the fair value of its hedge positions for 2006 was a liability of $9.3 million. A 10% increase in the index oil price above the December 31, 2006 price for oil would increase the liability by $16.5 million; conversely, a 10% decrease in the index oil price would decrease the liability by $16.5 million.

MV Partners also entered into a collar agreement. As of December 31, 2006, the fair market value of its collar agreement was a liability of $0.1 million. The hedges and other derivative arrangements through December 2010 are summarized in the table presented above under “Management’s Discussion and Analysis and Results of Operation—Liquidity and Capital Resources—Cash Flow from Operating Activities.”

Interest Rate Risks

At December 31, 2006, MV Partners had debt outstanding under its bank credit facility of $83.0 million. The weighted average annual interest rate under the bank credit facility for the year ended December 31, 2006 was 6.61%. If prevailing market interest rates had been 1% higher as of December 31, 2006, and all other factors affecting MV Partners' debt remained the same interest expense on an annual basis would have been $0.8 million higher.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members of
MV Partners, LLC

We have audited the accompanying balance sheets of MV Partners, LLC (formerly MV Partners, LP) (the “Company”) as of December 31, 2005 and 2006 and the related statements of earnings, changes in partners’ capital (deficit)/members’ deficit and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MV Partners, LLC as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Wichita, Kansas

March 30, 2007

MV Partners, LLC
BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,195,848	$18,392,682
Accounts receivable—oil and gas sales	4,975,031	4,727,567
Settlement receivable on oil swap agreements	—	63,108
Due from limited partner	317,223	—
Prepaid expenses	81,937	40,074
Total current assets	12,570,039	23,223,431
OIL AND GAS PROPERTIES	93,023,277	96,210,819
Less accumulated depreciation, depletion and amortization	37,739,074	40,468,762
	55,284,203	55,742,057
OTHER ASSETS
Deferred offering costs	—	1,769,177
Deferred loan costs, net of accumulated amortization of $-0- in 2005 and $199,958 in 2006	448,729	248,771
	448,729	2,017,948
	$68,302,971	$80,983,436
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)/MEMBERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable
Trade	$110,334	$397,712
Related parties	1,520,690	2,891,394
Due to general partner/Class A member	531,234	—
Settlement payable on oil swap agreements	1,592,210	—
Accrued interest	132,000	147,947
Current maturities of note payable	10,000,000	8,000,000
Hedge and other derivative agreements	10,868,201	1,861,098
Total current liabilities	24,754,669	13,298,151
LONG-TERM LIABILITIES, less current maturities
Note payable	80,000,000	75,000,000
Asset retirement obligation	7,695,180	8,094,264
Hedge and other derivative agreements	4,097,769	7,467,844
Total long-term liabilities	91,792,949	90,562,108
PARTNERS’ CAPITAL (DEFICIT)/MEMBERS’ DEFICIT
General partner/Class A member
Capital account	(17,063,375)	(7,552,502)
Accumulated other comprehensive loss	(7,058,949)	(3,885,910)
Limited partner/Class B member
Capital account	(17,063,374)	(7,552,501)
Accumulated other comprehensive loss	(7,058,949)	(3,885,910)
	(48,244,647)	(22,876,823)
	$68,302,971	$80,983,436

The accompanying notes are an integral part of these statements.

MV Partners, LLC
STATEMENTS OF EARNINGS

	Year ended December 31,
	2004	2005	2006
Revenue
Oil and gas sales	$30,825,753	$35,954,916	$50,639,187
Interest income	7,240	207,392	426,965
Gain on sale of assets	212,058	—	—
	31,045,051	36,162,308	51,066,152
Costs and expenses
Lease operating	15,287,658	17,157,995	19,521,083
Depreciation, depletion and amortization	4,251,712	3,792,625	3,278,454
General and administrative	448,426	497,710	550,393
Loss on sale of assets	—	88,539	15,362
Interest	716,645	1,499,960	5,679,114
	20,704,441	23,036,829	29,044,406
Net earnings	$10,340,610	$13,125,479	$22,021,746

The accompanying notes are an integral part of these statements.

MV Partners, LLC
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)/MEMBERS’ DEFICIT

Years ended December 31, 2004, 2005 and 2006

	General partner/ Class A member		Limited partner/ Class B member
	Capital (deficit)	Accumulated other comprehensive loss	Capital (deficit)	Accumulated other comprehensive loss	Total
Balance at January 1, 2004	1,549,363	—	28,514,500	(6,942,994)	23,120,869
Partners’ distributions	(1,152,500)	—	(10,497,500)	—	(11,650,000)
Comprehensive income
Net earnings for the year	1,237,661	—	9,102,949	—	10,340,610
Unrealized losses on swap transactions
Reclassification adjustment for realized losses on swap transactions	—	—	—	14,402,644	14,402,644
Change in fair value of swap agreements	—	—	—	(20,517,299)	(20,517,299)
Total comprehensive income					4,225,955
Balance at December 31, 2004	1,634,524	—	27,119,949	(13,057,649)	15,696,824
Partners’ contributions	12,448,422	—	12,448,422	—	24,896,844
Partners’ distributions	(26,573,077)	—	(74,330,468)	—	(100,903,545)
Comprehensive income
Net earnings for the year
Regular allocation	1,483,836	—	11,641,643	—	13,125,479
Agreed to reallocation	(420,555)	—	420,555	—	—
Unrealized losses on swap transactions
Reclassification adjustment for realized losses on swap transactions	—	245,977	—	21,224,822	21,470,799
Change in fair value of swap agreements	—	64,731	—	(22,595,779)	(22,531,048)
Agreed to reallocation of accumulated other comprehensive loss existing at September 30, 2005	—	(915,853)	—	915,853	—
Total comprehensive income					12,065,230
Reallocation of partners’ capital due to change in ownership percentages effective December 31, 2005	(5,636,525)	(6,453,804)	5,636,525	6,453,804	—
Balance at December 31, 2005	(17,063,375)	(7,058,949)	(17,063,374)	(7,058,949)	(48,244,647)
Partners’ distributions	(1,500,000)	—	(1,500,000)	—	(3,000,000)
Comprehensive income
Net earnings for the year	11,010,873	—	11,010,873	—	22,021,746
Unrealized losses on swap transactions
Reclassification adjustment for realized losses on swap transactions	—	6,842,304	—	6,842,304	13,684,608
Change in fair value of swap agreements	—	(3,669,265)	—	(3,669,265)	(7,338,530)
Total comprehensive income					28,367,824
Balance at December 31, 2006	$(7,552,502)	$(3,885,910)	$(7,552,501)	$(3,885,910)	$(22,876,823)

The accompanying notes are an integral part of these statements.

MV Partners, LLC
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net earnings	$10,340,610	$13,125,479	$22,021,746
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	4,251,712	3,792,625	3,278,454
Unrealized loss on derivative agreements included in net earnings	—	848,072	709,050
(Gain) loss on sale of assets	(212,058)	88,539	15,362
Settlements of asset retirement obligations	(62,925)	(185,123)	(158,678)
Change in operating assets and liabilities
Accounts receivable	(1,046,362)	(1,727,444)	564,687
Settlement receivable on oil swap agreements	—	—	(63,108)
Prepaid expenses	(1,766)	10,405	41,863
Accounts payable	(337,255)	425,771	656,365
Accrued interest	53,340	(54,604)	15,947
Settlement payable on oil swap agreements	705,022	301,874	(1,592,210)
Net cash provided by operating activities	13,690,318	16,625,594	25,489,478
Cash flows from investing activities
Purchase of oil and gas properties	(1,380,257)	(1,894,933)	(1,713,541)
Well development costs	(297,140)	(380,778)	(1,315,348)
Proceeds from sale of oil and gas properties	315,962	119,163	34,939
Net cash used in investing activities	(1,361,435)	(2,156,548)	(2,993,950)
Cash flows from financing activities
Partners’ distributions	(11,650,000)	(75,206,701)	(3,000,000)
Proceeds from long term debt	—	115,000,000	—
Payments of long term debt	—	(50,000,000)	(7,000,000)
Payment of deferred loan costs	(76,676)	(458,695)	—
Payment of deferred offering costs	—	—	(1,298,694)
Net cash used in financing activities	(11,726,676)	(10,665,396)	(11,298,694)
Net increase in cash and cash equivalents	602,207	3,803,650	11,196,834
Cash and cash equivalents, beginning of year	2,789,991	3,392,198	7,195,848
Cash and cash equivalents, end of year	$3,392,198	$7,195,848	$18,392,682
Supplemental cash flow information
Cash paid during the period for interest	$663,305	$1,554,564	$5,663,167
Noncash investing and financing information
Issuance of note payable to general partner in lieu of cash distribution	$—	$24,896,844	$—
Conversion of notes payable to partners capital	—	24,896,844	—
Accrued distributions at year end	—	800,000	—
Asset retirement cost and obligation recorded upon drilling of new oil and gas wells	48,508	327,943	70,318
Increase (decrease) in asset retirement cost and obligation due to changes in timing of estimated cash flows	(65,988)	(553,540)	244,449
Deferred offering costs included in accounts payable	—	—	470,483

The accompanying notes are an integral part of these statements.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

NOTE A—SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.    History and business activity

MV Partners, LP. (the “Partnership”) was organized March 10, 1998 between MV Energy, LLC, the general partner, and TIFD III-X, Inc, the limited partner, to engage in acquisition, exploration, development and production of oil and gas. During 2002, TIFD III-X, Inc. transferred its partnership interest to Aircraft Services Corporation, a related entity. During 2005, Aircraft Services Corporation sold its partnership interest to VAP-I, LLC. The Partnership is a working interest owner in oil and gas properties in Colorado, Kansas and Oklahoma (in 2004 only).

Effective August 1, 2006, the Partnership was converted to a limited liability company and the name was changed to MV Partners, LLC (the Company). This conversion is not considered a change in reporting entity under accounting principles generally accepted in the United States of America and therefore capital balances in the accompanying financial statements which existed prior to the date of conversion continue to reflect the capital accounts of the entity. Subsequent to the date of conversion such balances are reflected as members’ equity (deficit). The Class A member (former general partner) and Class B member (former limited partner) have substantially identical rights and obligations to one another, including equal sharing of revenues and expenses. The Class A member serves as the manager of MV Partners, LLC. MV Partners, LLC is scheduled to be dissolved on December 31, 2028.

Partnership revenues and costs were generally allocated 95% to the limited partner and 5% to the general partner prior to Payout 1 except for hedging gains and losses which were generally allocated 100% to the limited partner. Payout 1 occurred on the last day of the month during which the total cash distributions paid to the limited partner discounted at 11% annually compounded monthly equaled the capital contributions paid by the limited partner. Subsequent to Payout 1 and prior to Payout 2, revenues and costs were to be allocated 60% to the limited partner and 40% to the general partner with Payout 2 occurring the last day of the month during which the total cash distribution paid to the limited partner discounted at 15% annually compounded monthly equaled the capital contributions paid by the limited partner. After Payout 2, revenues and costs are allocated 50% to the limited partner and 50% to the general partner. As a result of the distribution made to the limited partner during December 2005, both Payout 1 and Payout 2 occurred. The occurrence of Payout 1 and Payout 2 was effective December 31, 2005, thus revenues and costs were allocated 95% to the limited partner and 5% to the general partner throughout 2005. As a result of Payout 1 and 2 occurring during 2005 as described above, future cash distributions will be allocated 50% to the general partner and 50% to the limited partner. The partners have agreed to make a special reallocation as of December 31, 2005 to equalize the general partner and limited partner capital accounts. Such reallocation is shown in the accompanying statements of changes in partners’ capital (deficit).

2.     Oil and gas properties

The Company follows the successful efforts method of accounting for oil and gas property acquisition, exploration, development and production activities.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE A—SUMMARY OF ACCOUNTING POLICIES (Continued)

Oil and gas property acquisition costs, exploration well costs and development well costs are capitalized as incurred. Net capitalized costs of unproven property and exploration well costs are reclassified as proved property and well costs when related proved reserves are found. If an exploration well is unsuccessful in finding proved reserves, the capitalized well costs are charged to exploration expense. Other exploration costs, including geological and geophysical costs, and the costs of carrying unproved property are charged to exploration expense as incurred. Geological and geophysical costs to enhance or evaluate proposed development of a proved field are capitalized as development costs.

Producing leasehold costs are amortized by property using the unit-of-production method based upon total estimated proved reserves. Capitalized exploration well costs and development costs and lease equipment (plus estimated future equipment dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized by property using the unit-of-production method based on estimated proved developed reserves. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised in the near term.

The Company reviews its long-lived assets, including its oil and gas properties, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether an impairment has occurred by estimating the undiscounted expected future net cash flows of its oil and gas properties at a field level and compares such cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeds the undiscounted estimated future cash flows, an impairment is determined to exist. The carrying amount of such properties is adjusted to their estimated net fair value based on relevant market information or discounted cash flows.

Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to the accumulated depreciation, depletion and amortization reserve. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major replacements and renewals are capitalized. All properties are stated at cost.

3.     Revenue recognition

Revenues from the sale of oil and gas production are recognized as oil and gas is produced and sold.

4.     Interest income

Interest income is recognized as earned.

5.     Derivatives

The Company uses swap and collar agreements to mitigate the effects of fluctuations in the prices of crude oil. These agreements involve the exchange of amounts based on a fluctuating oil price for amounts based on a fixed oil price over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential paid or received is recognized as an adjustment of oil and gas revenue.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE A—SUMMARY OF ACCOUNTING POLICIES (Continued)

The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company accounts for the derivatives as follows:

Swap agreements

The swap agreements qualify as cash flow hedges. As such, all of the Company’s swap agreements are recorded on the balance sheet at fair value. For all derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded as a component of other comprehensive income (loss) and reclassified into earnings as the underlying hedged item effects earnings. The ineffective portion of the unrealized gain or loss on the derivative instrument is charged directly to earnings.

Collar agreements

The Company enters into collar agreements. Under these agreements, the Company pays the counterparty if oil prices exceed a defined ceiling price and the counterparty pays the Company if oil prices are less than a defined floor price. These agreements are recorded on the balance sheet at fair value and the resulting gains or losses are recorded in earnings.

6.     Accounts receivable

The Company’s trade accounts receivable are due primarily from two (one at December 31, 2006) crude oil dealers. State law requires that receipts for crude oil sales are paid within one month following the related production and that receipts for natural gas sales are paid within two months following the related production. The Company considers the trade receivables to be fully collectible and has historically not experienced any collection issues. Accordingly, an allowance for doubtful accounts is not required. If amounts become uncollectible, they will be charged to operations when that determination is made.

7.     Cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

8.     Deferred loan costs

Deferred loan costs are being amortized over the term of the related loan.

9.     Deferred offering costs

Deferred offering costs consist of legal, accounting, engineering and other costs associated with the sale of a term net profits interest in the oil and natural gas properties of the Company as discussed in Note K. These costs will be netted against the offering proceeds in 2007.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE A—SUMMARY OF ACCOUNTING POLICIES (Continued)

10.   Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting these financial statements include estimates for quantities of proved oil and gas reserves, asset retirement obligations and others, and are subject to change.

11.   Income taxes

Federal and state income taxes are the liability of the individual members; accordingly, the financial statements do not include any provision for federal or state income taxes.

12.   Asset retirement obligations

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. Such accretion expense is included in depreciation, depletion and amortization in the accompanying statements of earnings. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and amortized over the asset’s useful life. The Company’s asset retirement obligations are primarily associated with the plugging of abandoned oil wells.

13.   Recently issued accounting standards

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. We have applied the guidance of SAB No. 108 for all periods presented, which did not have a material impact on our financial position or results of operations.

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements,” which will become effective in 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE A—SUMMARY OF ACCOUNTING POLICIES (Continued)

value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in our financial statements beginning in the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

NOTE B—OIL AND GAS PROPERTIES

Oil and gas properties are carried at cost and consist of the following at:

	December 31,
	2005	2006
Producing leaseholds	$65,180,888	$65,565,385
Lease equipment	24,260,772	25,748,470
Well development costs	3,581,617	4,896,964
	93,023,277	96,210,819
Less accumulated depreciation, depreciation and amortization	37,739,074	40,468,762
Net oil and gas properties	$55,284,203	$55,742,057

The Company’s oil and gas activities are conducted entirely in the United States. Costs incurred in oil and gas producing activities for the years ended December 31 are as follows:

	December 31,
	2004	2005	2006
Property acquisition costs	$1,428,765	$2,222,876	$1,783,859
Development costs	297,140	380,778	1,315,348
Total	$1,725,905	$2,603,654	$3,099,207

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE B—OIL AND GAS PROPERTIES (Continued)

The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs for the years ended December 31 are as follows:

	December 31,
	2004	2005	2006
Revenues from oil and gas sales	$30,825,753	$35,954,916	$50,639,187
Less
Lease operating expense	15,287,658	17,157,995	19,521,083
Depreciation, depletion, and amortization	4,251,712	3,792,625	3,278,454
Income from oil and gas operations	$11,286,383	$15,004,296	$27,839,650

Lease operating expense includes those costs incurred to operate and maintain productive wells and related equipment and include costs such as labor, repairs and maintenance, materials, supplies, fuel consumed and insurance.

Depreciation, depletion and amortization include costs associated with capitalized acquisitions and development costs.

NOTE C—NOTE PAYABLE

During 2004 and part of 2005, the Company had a revolving note payable to a bank with a maximum balance outstanding of $25,000,000. The note’s interest rate was adjusted quarterly based upon the bank’s base rate plus an applicable margin which was based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior quarter. The note’s effective rate at December 31, 2004 was 2.79%. The note was collateralized by a first priority mortgage, security interest and assignment of production on all of the Company’s oil and gas properties.

At September 30, 2005, the Company refinanced the note payable with a finance company for $25,000,000. The note’s interest rate was adjusted quarterly based upon the bank’s base rate plus an applicable margin which was based upon the Company’s EBITDA, as defined in the agreement, for the prior quarter. The note was collateralized by a first priority mortgage, security interest and assignment of production on all of the Company’s oil and gas properties.

On December 21, 2005, through a series of transactions in connection with the Limited Partner ownership change (see Note G), the Company refinanced their debt with another lender and borrowed an additional $65,000,000, bringing the total borrowings to $90,000,000. The note’s interest rate is adjusted quarterly based upon the bank’s base rate plus an applicable margin which is based upon the Company’s EBITDA, as defined in the agreement, for the prior quarter. The note’s effective rate at December 31, 2005 and 2006, was 6.60% and 7.13%, respectively. Interest is payable quarterly. The note is collateralized by a first priority mortgage, security interest and assignment of production on all of the Company’s oil and gas properties and matures December 19, 2008.

On January 24, 2007, MV Partners used $55,000,000 of the net proceeds of the public offering (See Note K) to pay down its credit facility and refinanced the remaining $25,000,000 under a new agreement.  An additional $5,000,000 was paid on this new credit facility on January 29, 2007 leaving a balance of $20,000,000. The new agreement matures on January 24, 2012 and requires quarterly principal payments of

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE C—NOTE PAYABLE (Continued)

$1,250,000 plus interest at LIBOR plus 2.00%.  Accordingly, $5,000,000 is due under the new credit facility for each of the years in the four-year period ending December 31, 2010. This $5,000,000 along with the $3,000,000 discussed below under the caption “Borrowing Base” is reflected as current maturities of note payable on the balance sheet at December 31, 2006. The note is collateralized by the remaining assets not conveyed to MV Oil Trust subsequent to December 31, 2010, the MV Oil Trust units owned by the members of MV Partners and is guaranteed by the members of MV Partners. In addition, the Company is subject to certain financial covenants associated with the borrowings including a fixed charge ratio requirement.

Below are further details of the Company’s credit agreement with the primary lender at December 31, 2006.  These details were terminated effective January 24, 2007 with the new refinancing agreement as discussed in the preceding paragraph.

Borrowing Base:

The Company’s initial borrowing base is $95 million. The borrowing base is reduced to $90 million on July 1, 2006 and $85 million on January 1, 2007. The borrowing base thereafter is determined periodically by the lender. The Company must maintain $5 million of availability under the borrowing base at all times and has classified $10 million of the outstanding borrowings as a current liability at December 31, 2005 and $3 million at December 31, 2006. The Company pays a fee of .125% to .375% on the unused portion of the borrowing base depending upon the portion of the borrowing base utilized by the Company.

Letters of Credit:

The credit agreement with the Company’s primary lender provides for the issuance of letters of credit. When the lender issues a letter of credit, an initial fee is charged and a quarterly fee is charged for the amount available on the letter of credit. If the Company’s primary lender honors a letter of credit, the lender may require immediate collateralization of cash to cover such drawing and interest will be due based upon the Eurodollar rate plus an applicable margin of 1.00% to 1.75% depending upon the amount of the Company’s borrowing base currently being used. At December 31, 2005 and 2006, the Company did not have any outstanding Letters of Credit with the Company’s primary lender.

Swing Line Loan:

The Company has a revolving credit facility. This revolving facility is completely discretionary by the lender. The swing line loans are based upon the Bank’s base rate plus an applicable margin of 0% to 0.75% based upon the unused portion of the borrowing base. At December 31, 2005 and 2006, the Company did not have an outstanding balance on the Swing Line Loan.

Aggregate Commitment Amount:

The total of all commitments for the Borrowing Base, Letters of Credit and Swing Line Loan can not exceed $200 million.

The Company is subject to certain financial covenants associated with the borrowings including current ratio and interest coverage ratio requirements. In addition, the Company is required to enter into swap agreements in the future to cover 90% of the next three years of estimated production with a fixed

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE C—NOTE PAYABLE (Continued)

price per barrel of a minimum of $55. The bank determined compliance with the 90% hedging requirement based on the engineering estimates in existence at the time the financial covenants were established. The bank has not required the Company to increase the hedged quantities as revised engineering estimates have been prepared. The Company is in compliance with the required debt covenants at December 31, 2006.

NOTE D—FINANCIAL INSTRUMENTS

The Company uses swap and collar agreements to reduce the effects of fluctuations in crude oil prices. At December 31, 2006, the Company’s hedging activities included swap agreements maturing through the year 2010. Under these arrangements, the Company will effectively receive fixed prices for the oil production hedged. The price source for the commodity type hedge is the New York Mercantile Exchange for the monthly activity. The agreements covered 830,520 barrels, 771,368 barrels and 862,885 barrels of crude oil production in the years ended December 31, 2004, 2005 and 2006, respectively. The Company produced 1,126,812, 1,057,906 and 1,023,875 barrels of crude oil in 2004, 2005 and 2006, respectively (unaudited).

Gains and losses on the hedging transactions are recognized when the hedged production is sold and, through September 29, 2005, allocated 100% to the limited partner. Subsequent to September 29, 2005, the gains and losses on the hedging transaction were allocated as shown in Note I. The Company recorded a hedging loss of $14,402,644, $21,470,799 and 13,684,608 in 2004, 2005 and 2006, respectively, which is reflected as a reduction of oil and gas sales in the statements of earnings. In addition, the Company has recorded a loss of $0, $848,072 and $647,403 for the years ended December 31, 2004, 2005 and 2006, respectively, which reflects the ineffective portion of the unrealized loss on the hedge at December 31, 2004, 2005 and 2006, respectively. These losses have also been reflected as a decrease of oil and gas sales in the December 31, 2005 and 2006 statements of earnings.

The notional volume and fair market value of outstanding swap agreements at December 31, 2005 and 2006 are as follows:

2005

Year	Notional volume	Fixed price	Fair value
2006	359,565 Bbls 168,000 Bbls 335,320 Bbls	$33.60 59.14-59.60 63.96	$(10,481,507 (644,937 258,243	) )
2007	192,000 Bbls 495,000 Bbls	58.25-58.60 63.16-65.12	(999,696 54,918)
2008	374,000 Bbls 360,000 Bbls 45,000 Bbls	56.39-56.58 60.70 62.99	(2,308,106 (869,640 24,755	) )
$(14,965,970)

)

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE D—FINANCIAL INSTRUMENTS (Continued)

2006

	Notional
Year	volume	Fixed price	Fair value
2007	192,000 bbls	58.25 - 58.60	(1,245,280)
	495,000 bbls	63.16 - 65.12	(554,172)
2008	374,000 bbls	56.39 - 56.58	(3,782,381)
	360,000 bbls	60.70	(2,237,882)
	45,000 bbls	62.99	(179,223)
2009	480,000 bbls	64.30 - 64.60	(1,110,115)
	198,000 bbls	70.57	584,915
2010	444,000 bbls	63.30 - 63.80	(1,086,578)
	193,800 bbls	68.65	343,420
			$(9,267,296)

During the year ending December 31, 2005, the Company has also entered into a collar transaction covering 120,000 barrels of oil during 2007 under which the Partnership will receive payments if oil prices fall below $61 per barrel or make payments if oil prices rise above $68 per barrel. The collar had a nominal fair value at December 31, 2005 and was a liability of $61,646 at December 31, 2006, which is included in hedge and other derivative agreements in the accompanying balance sheets. The resulting loss of $61,646 for the year ended December 31, 2006 is reflected as a decrease to oil and gas sales in the accompanying statement of earnings.

The Company’s swap and collar agreements expose it to market and credit risks that may at times be concentrated with certain counterparties or groups of counterparties. Counterparties to the Company’s financial instruments are major financial institutions and an energy company, and their credit worthiness is subject to continuing review, however, full performance is anticipated. The carrying values of the Company’s other financial instruments (cash equivalents and note payable) approximate their fair values. The estimated amount of unrealized loss relating to hedge and other derivative agreements at December 31, 2006 expected to be reclassified into earnings in the next 12 months is $1,525,655.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE E—RELATED PARTIES

MV Energy, LLC, the Class A member, includes two independent oil companies who serve as the operator of a majority of the oil and gas wells of the Company. Below is a summary of the transactions that occurred between the Company and the operators:

	December 31,
	2004	2005	2006
Lease operating expense incurred	$12,908,370	$13,965,723	$16,729,681
Capitalized lease equipment and producing leaseholds costs incurred	1,277,268	1,863,349	1,538,198
Payment of well development costs	297,140	380,778	1,315,348
Payment of management fees	60,000	60,000	60,000
Sale of natural gas	549,128	542,501	512,729
Purchase of working interest	70,575	—	—

The members of the Company’s Class A member, MV Energy, LLC and certain members of the Company’s Class B member, VAP-I, LLC, have a minority ownership interest in two of the Company’s customers.

A summary of sales and trade receivables with these two customers follows:

	December 31,
	2004	2005	2006
Sales(1)
Eaglwing, L.P.	$26,756,152	$35,290,153	$50,410,085
SemCrude, L.P.	13,764,683	17,628,316	8,356,274
	$40,520,835	$52,918,469	$58,766,359
Trade receivables
Eaglwing, L.P.	$2,362,788	$2,902,791	$4,360,923
SemCrude, L.P.	1,214,575	1,624,013	—
	$3,577,363	$4,526,804	$4,360,923

(1)          Sales amounts shown above are prior to reductions for realized losses on swap transactions.

A summary of the Company’s outstanding swap agreements with SemCrude, L.P. are as follows:

	Notional	Fixed	Fair Value December 31,
Year	volume	price	2005	2006
2007	495,000 Bbls	$63.16-65.12	$54,918	$(554,172)
2008	360,000 Bbls 45,000 Bbls	60.70 62.99	(869,640 24,755)	(2,237,882 (179,223	) )
			$(789,967)	$(2,971,277)

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE E—RELATED PARTIES (Continued)

At December 31, 2005 and 2006, the Company had an outstanding collar transaction with SemCrude, L.P. covering 120,000 barrels of oil during 2007 under which the Company will receive payments if oil prices fall below $61 per barrel or make payments if oil prices rise above $68 per barrel. The fair value of the collar was nominal at December 31, 2005 and was a liability of $61,646 at December 31, 2006.

NOTE F—CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, trade receivables and swap agreements.

The Company maintains cash and cash equivalents with one financial institution. At times, such amounts may exceed the F.D.I.C. limits. The Company places its cash and cash equivalents with a high credit quality financial institution and believes that no significant concentration of credit risk exists with respect to these cash investments.

Trade receivables subject the Company to the potential for credit risk with customers. Approximately 91% and 92% of the Company’s trade receivables balance at December 31, 2005 and 2006 respectively, was represented by two customers (one at December 31, 2006). Management continually evaluates the credit worthiness of the customers and believes full payment will be made.

The Company has entered into certain swap agreements as discussed in Note D.

NOTE G—LIMITED PARTNER OWNERSHIP CHANGE

During 2005, Aircraft Services Corporation sold its limited partnership interest to a newly formed entity—VAP-I, LLC (“VAP”). VAP is an LLC with five members, one of which is MV Energy, LLC, which has a 37.4% ownership interest.

In connection with the transaction, the Company obtained a loan on December 21, 2005 from a new lender for $90,000,000. The proceeds from the loan were used to make a cash distribution to VAP of $64,656,706 and to pay off previously existing debt of $25,000,000. The Company also made a distribution to MV Energy, LLC in the form of a note payable for $24,896,844. MV Energy then contributed $12,448,422 of the note to VAP for its ownership percentage in VAP and contributed the remaining $12,448,422 of the note back to the Company as a capital contribution. VAP also contributed their $12,448,422 note to the Company as a capital contribution.

NOTE H—ASSET RETIREMENT OBLIGATION

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. Such accretion expense is included in depreciation, depletion and amortization in the accompanying statements of earnings. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and amortized over the asset’s useful life. If the fair value of the estimated asset

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE H—ASSET RETIREMENT OBLIGATION (Continued)

retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The Company’s asset retirement obligations are primarily associated with the plugging and abandoning of oil and gas properties.

The estimated plug and abandon dates change routinely based upon additional engineering data and changes in the price of oil impacting the date when the well is no longer economically feasible to operate. Those changes in the plug and abandon dates are remeasured on an annual basis based upon the then current plug and abandon dates of the wells using the original measurement date rates. Asset retirement obligations on new wells drilled are calculated on their initial measurement date based upon the then current interest rate environment.

The activity in the asset retirement obligation during the years ended December 31 is as follows:

	December 31,
	2005	2006
Asset retirement obligation—beginning of year	$7,868,746	$7,695,180
Liabilities incurred during the year	327,943	70,318
Liabilities settled during the year	(185,123)	(158,678)
Increase (decrease) in asset retirement obligation due to changes in timing of estimated cash flows	(553,540)	244,449
Accretion expense	237,154	242,995
Asset retirement obligation—end of year	$7,695,180	$8,094,264

NOTE I—PARTNERSHIP AMENDMENTS AND INCOME ALLOCATIONS

In conjunction with VAP purchasing the limited partnership interest as described in Note G, all parties agreed to the following:

•       Reallocation of $420,555 of 2005 earnings to the limited partner from the general partner

•       Reallocation of 5% of the recognized but unrealized swap losses reflected in accumulated other comprehensive loss at September 30, 2005 from the limited partner to the general partner

As part of the Contribution Agreement for the formation of VAP, all parties agreed the hedging gains and losses would no longer be 100% allocated to the limited partner. Effective September 29, 2005, swap gains and losses are allocated in the same manner as other revenues and expenses.

The distribution made on December 21, 2005 (see Note G) was enough to reach Payout 1 and Payout 2, as defined in the partnership agreement. This caused a change in the sharing of future distributions to 50% limited partner and 50% general partner beginning with the last day of the month that the distribution occurred (December 31, 2005). The distribution, as described above, was in excess of the amounts in partners’ capital, and in effect, represented a distribution of future earnings. Rather than continuing to allocate future earnings based on pre Payout 1 and 2 allocations until the partner capital accounts are equalized, the partners agreed to make a special reallocation of partners’ capital for financial statement purposes as of December 31, 2005 to equalize the general partner and limited partner capital accounts. Such reallocation is shown in the accompanying statements of changes in partners’ capital

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE I—PARTNERSHIP AMENDMENTS AND INCOME ALLOCATIONS (Continued)

(deficit). As a result, revenues and expenses subsequent to December 31, 2005 will be allocated 50% to the Class A member and 50% to the Class B member. For income tax purposes, the Company intends to continue to allocate future earnings based on pre Payout 1 and 2 allocations until the member accounts are equalized for tax purposes.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

The estimates of proved reserves and related valuations were based on the reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, in accordance with the provisions of SFAS No. 69, Disclosures about Oil and Gas Producing Activities. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas, natural gas liquids and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

The Company’s oil and gas reserves are attributable solely to properties within the United States. A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31,  2004, 2005 and 2006 are as follows:

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Balance at January 1, 2004	15,595,780	1,525,563	114,025
Revisions of previous estimates	1,444,657	(282,855)	(875)
Purchase of minerals in place	16,127	—	—
Extensions and discoveries	846	—	—
Sales of minerals in place	(15,448)	—	—
Production	(1,126,812)	(103,540)	(4,674)
Balance at December 31, 2004	15,915,150	1,139,168	108,476
Revisions of previous estimates(1)	3,053,651	309,242	5,492
Sales of minerals in place	(5,155)	—	—
Production	(1,057,906)	(89,117)	(4,575)
Balance at December 31, 2005	17,905,740	1,359,293	109,393
Revisions of previous estimates	906,676	25,239	188
Production	(1,023,875)	(101,062)	(6,571)
Balance at December 31, 2006	17,788,541	1,283,470	103,010
Proved developed reserves:
December 31, 2004	15,317,009	1,139,168	108,476
December 31, 2005	15,888,099	1,062,701	109,393
December 31, 2006	15,827,881	1,283,470	103,010

(1)          Reserve revisions in 2005 reflect the increase in crude oil prices during the year which has lengthened the economic life of the underlying properties and thereby increased recoverable reserves. In addition, in 2005 MV Partners expanded the scope of its maintenance and development project scheduling from a forward range of 24 to 36 months to 60 months, which also increased recoverable reserves. This expanded scope reflects management’s budgeted project activity over the 60 month period commencing January 1, 2006. The expanded scope accommodates additional infield drilling, recompletion and workover projects in the El Dorado Area in addition to 14 Bemis infield drilling locations that have been further refined by recent 3-D seismic activity.

The following information was developed using procedures prescribed by SFAS No. 69. The standardized measure of discounted future net cash flows should not be viewed as representative of the Company’s current value. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

The Company believes that, in reviewing the information that follows, the following factors should be taken into account:

•       future costs and sales prices will probably differ from those required to be used in these calculations;

•       actual rates of production achieved in future years may vary significantly from the rates of production assumed in the calculations;

•       a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas reserves; and

•       income taxes are not taken into consideration because the Company is a pass-thru entity for tax purposes.

Under the standardized measure, future cash inflows were estimated by applying year-end oil and gas prices, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of future production that is subject to open hedge and other derivative positions (see Note D—Financial Instruments). Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs to arrive at net cash flows. Use of a 10% discount rate and year-end prices and costs are required by SFAS No. 69.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows at December 31:

	2004	2005	2006
Future cash inflows	$669,493,400	$1,050,284,000	$1,021,164,125
Future costs
Production	(299,008,800)	(395,987,600)	(450,513,427)
Development and abandonment	(3,260,000)	(16,513,600)	(16,330,323)
Future net cash flows	367,224,600	637,782,800	554,320,375
Less effect of 10% discount factor	(185,616,900)	(333,250,300)	(279,212,531)
Standardized measure of discounted future net cash flows	$181,607,700	$304,532,500	$275,107,844

Future cash flows as shown above were reported without consideration for the effects of hedge and other derivative transactions outstanding at each period end. If the effects of hedge and other derivative transactions were included in the computation, then future cash flows would have decreased by $14,175,700 and $7,655,100 in 2004 and 2005, respectively, and increased by $4,802,718 in 2006.

MV Partners, LLC
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2004, 2005 and 2006

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	2004	2005	2006
Standardized measure—beginning of year	$121,336,400	$181,607,700	$304,532,500
Sales of oil and gas produced, net of production costs	(29,940,739)	(41,115,792)	(45,511,761)
Net change in prices and production costs	57,356,656	94,091,763	(37,195,285)
Extensions and discoveries	17,355	—	—
Changes in estimated future development costs	(349,338)	(11,516,747)	(3,005,440)
Development costs incurred during the period which reduce future development costs	165,000	—	3,007,100
Revisions of previous quantity estimates	15,933,831	53,096,437	14,355,279
Accretion of discount	12,133,640	18,160,770	30,453,250
Purchase of reserves in place	146,696	—	—
Sales of reserves in place	(136,766)	(22,001)	—
Changes in production rates and other	4,944,965	10,230,370	8,472,201
Standardized measure—end of year	$181,607,700	$304,532,500	$275,107,844

Average prices in effect at December 31, 2004, 2005 and 2006 used in determining future net revenues related to the standardized measure calculation are as follows:

	2004	2005	2006
Oil (per Bbl)	$41.46	$57.79	$56.81
Gas (per Mcf)	$5.18	$7.89	$4.74
NGL (per Bbl)	$34.62	$43.74	$43.85

NOTE K—PUBLIC OFFERING AND SUBSEQUENT EVENTS

MV Oil Trust was formed in August 2006 by MV Partners in order to convey a term net profits interest that represents the right to receive 80% of the net proceeds (as calculated by a specified formula) from all of MV Partners’ interests in oil and natural gas properties in exchange for 11,500,000 trust units which will be offered for sale to the public. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent have been produced and sold from the underlying properties pursuant to the net profits interest.

On December 29, 2006, the registration statement on Form S-1 (Registration No. 333-136609) filed by MV Partners and MV Oil Trust in connection with the initial public offering of the trust units was declared effective by the SEC. The registration statement registered for sale to the public 8,625,000 trust units of MV Oil Trust in the aggregate. On January 24, 2007, MV Oil Trust issued 11,500,000 trust units to MV Partners in exchange for the conveyance by MV Partners of the term net profits interest as well as interest in certain hedge contracts entered into by MV Partners. Immediately thereafter, MV Partners sold 7,500,000 of the trust units in the offering at a price of $20 per unit and the remaining 4,000,000 pro rata to each of the members of MV Partners at a price of $20 per unit. Immediately following the sale by MV Partners to its members, the members of MV Partners sold in the offering 562,500 trust units in the aggregate at a price of $20 per unit. On January 31, 2007, the members of MV Partners sold in the offering an additional 562,500 trust units in the aggregate at a price of $20 per unit.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

MV Partners does not currently have any executive officers, directors or employees. Instead, MV Partners is managed by an executive management team consisting of certain officers and employees of Vess Oil and Murfin Drilling.

Except as described below, none of the members of the executive management team receive compensation from MV Oil Trust or MV Partners. Instead, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions, primarily at the field level. The fee is based on a monthly charge per active operated well and is payable to the entity that operates the particular well on behalf of MV Partners. In 2006, the aggregate overhead fee paid to Vess Oil and Murfin Drilling was approximately $2.2 million. The fee is adjusted annually and will increase or decrease each year based on changes in the Overhead Adjustment Index published by the Council of Petroleum Accountants Societies for that year, year-end index of average weekly earnings of crude petroleum and natural gas workers. In addition, MV Partners pays a monthly administrative services fee to MV Energy for certain corporate administrative and accounting services arranged by MV Energy. Most of these services are performed on behalf of MV Energy by Murfin Drilling and, therefore, MV Energy transmits the entire administrative services fee to Murfin Drilling. The fee is currently $5,000 per month and will increase by 4% each year commencing in January 2007. MV Partners, MV Energy, Vess Oil and Murfin Drilling do not separately allocate or accrue compensation expense for the services performed by employees of Vess Oil or Murfin Drilling on behalf of MV Partners or MV Energy, and their compensation from Vess Oil or Murfin Drilling, as the case may be, is not directly related to the services they perform on behalf of MV Partners or MV Energy. Vess Oil and Murfin Drilling are not contractually obligated to provide the corporate administrative and accounting services on behalf of MV Partners or MV Energy other than the operation of the underlying properties, and MV Partners and MV Energy may contract for the provision of the corporate administrative and accounting services from other parties at any time. Furthermore, none of the members of the executive management team are contractually obligated to continue performing services on behalf of MV Partners and neither Vess Oil nor Murfin Drilling are contractually obligated to make their employees available to perform such services.

MV Partners has retained the services of Richard J. Koll, C.P.A., a sole proprietorship of which Richard J. Koll is the sole owner. Mr. Koll also performs the function of Chief Financial Officer on behalf of MV Partners. In addition to Mr. Koll, Richard J. Koll, C.P.A. employs three full-time accountants and two part-time employees, one of whom is an accountant. For the year ended December 31, 2006, MV Partners made payments to Richard J. Koll, C.P.A. for fees and expenses of approximately $177,000 in connection with services rendered on behalf of MV Partners. MV Partners has incurred an additional $94,000 to Richard J. Koll, C.P.A. for fees and expenses in connection with the completion of the initial public offering of trust units of MV Oil Trust. MV Partners did not make any payments to Richard J. Koll, C.P.A. prior to January 1, 2006. Payments made to Richard J. Koll, C.P.A. described above will not reduce the amount of cash available for distribution to the trust unitholders.

Set forth in the table below are the names, ages, function performed on behalf of MV Partners and employer of the members of the executive management team of MV Partners:

Name	Age	Function Performed on Behalf of MV Partners	Employer
J. Michael Vess	55	Co-Chief Executive Officer	Vess Oil
David L. Murfin	54	Co-Chief Executive Officer	Murfin Drilling
Richard J. Koll	56	Chief Financial Officer	Vess Oil
William R. Horigan	56	Vice President—Operations	Vess Oil
Brian Gaudreau	51	Vice President—Land	Vess Oil
Robert D. Young	65	Treasurer	Murfin Drilling
Richard W. Green	64	Controller	Murfin Drilling

Executive Management from Vess Oil

J. Michael Vess is the President, Chief Executive Officer and principal owner of Vess Oil and is the managing member of Vess Acquisition Group, L.L.C. Mr. Vess co-founded Vess Oil in 1979 and continues to be responsible for the coordination and supervision of exploration and production and the acquisition of its oil and natural gas reserves. Mr. Vess received a Bachelor of Business Administration degree from Wichita State University in 1972 and subsequently received his CPA certificate. Mr. Vess currently serves on the Board of Directors and Executive Committees for the Kansas Independent Oil and Gas Association

(“KIOGA”) and is the current Chairman of the KIOGA Committee on Electricity. He is also a member of the Interstate Oil and Gas Compact Commission Outreach Committee.

Richard J. Koll serves as the Financial Manager for Vess Oil where he oversees administrative and accounting matters. Mr. Koll has held his current position since 1992. Mr. Koll is not an employee of Vess Oil but performs services on behalf of Vess Oil through Richard J. Koll, C.P.A., a sole proprietorship of which Mr. Koll is the sole owner. Mr. Koll received a Bachelor of Business Administration degree in Accounting from Wichita State University in 1972 and subsequently received his CPA certificate. He is currently the Chairman of the KIOGA Committee on Ad Valorem Taxes and also serves on the Board of Directors and Executive Committee for KIOGA. He is a member of the Kansas Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

William R. Horigan is the Vice President of Operations for Vess Oil where he is responsible for the engineering, enhancement and exploitation of its existing properties as well as the engineering analysis and evaluation of its future reserve acquisitions. Mr. Horigan joined Vess Oil in 1988 as Operations Manager. Prior to joining Vess Oil, Mr. Horigan served in various petroleum engineering capacities for Amoco Production Company beginning in 1975. Mr. Horigan graduated from the University of Kansas in 1974 with a Bachelor of Science degree in Chemical Engineering. Mr. Horigan is a member of the Society of Petroleum Engineers and serves on the Executive Board for the Wichita Section. He is also a member of the Producers Advisory Group and Petroleum Technology Transfer Council of the North Mid-Continent Region.

Brian Gaudreau is the Vice President of Land for Vess Oil where he is responsible for land, contracts and acquisitions. Mr. Gaudreau joined Vess Oil in 2002 as Vice President, Land and Acquisitions. Prior to joining Vess Oil, he held the title of Manager, Land and Acquisitions for Stelbar Oil Corporation, Inc. beginning in 1989. Mr. Gaudreau graduated from the University of Kansas in 1977 with a Bachelors degree in Economics. Mr. Gaudreau belongs to the American Association of Professional Landmen and the Dallas Acquisitions, Divestitures, and Mergers Energy Forum and is the current Secretary of KIOGA.

Executive Management from Murfin Drilling

David L. Murfin is the President of Murfin Drilling and the Chairman and Chief Executive Officer of Murfin, Inc. Mr. Murfin has held his positions at Murfin Drilling and Murfin, Inc. since 1992 and 1998, respectively. Mr. Murfin received degrees in Mechanical Engineering and Business Administration from the University of Kansas in 1975. Mr. Murfin has previously served as National Chairman of the Liaison Committee of Cooperating Oil & Gas Associations, President of the KIOGA, a Regional Vice President of the Texas Independent Producers and Royalty Owners Association, and a member of the Executive Committee of the Board of Directors of the International Association of Drilling Contractors. Mr. Murfin currently serves on the Board of Directors of the Independent Petroleum Association of America and on the National Petroleum Council.

Richard W. Green is the Controller of Murfin Drilling. After receiving his Masters in Science Accounting in 1971 from Wichita State University, Mr. Green spent eight years in public accounting with Peterson, Peterson and Goss CPA’s. Mr. Green joined Murfin Drilling as Assistant Controller in 1980.

Robert D. Young is the Treasurer and Chief Financial Officer of Murfin Drilling and the President and Chief Financial Officer of Murfin, Inc. After receiving a Bachelor of Business Administration degree in Accounting from Wichita State University in 1965, Mr. Young began his career in 1965 with Peterson, Peterson and Goss CPA’s. Mr. Young joined Murfin Drilling as Controller and financial advisor to the sole owner of the company in 1974. Mr. Young is currently serving on the Board of Directors and is Treasurer of the Petroleum Club of Wichita and is a member of the Kansas Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2006, MV Partners did not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934.

Audit Committee and Nominating Committee

Because MV Partners does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because MV Partners does not have any employees and is managed by its managing member, it has not adopted a code of ethics.

Item 11.                 Executive Compensation.

References made to “Item 10. Directors and Executive Officers of the Registrant” which is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 15, 2007, the beneficial ownership of interests in MV Partners by:

•       each person who will then beneficially own 5% or more of the outstanding member interests in MV Partners;

•       each member of MV Partners’ executive management team; and

•       all members of MV Partners’ executive management team as a group.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all member interests of MV Partners shown as beneficially owned by them.

Name of Beneficial Owner	Percentage of Member Interests Beneficially Owned
MV Energy, LLC(1)	85.0%
VAP-I, LLC(2)	50.0%
Vess Acquisition Group, L.L.C.(3)	42.5%
Murfin, Inc.(4)	44.9%
J. Michael Vess(5)	42.1%
David L. Murfin(6)	36.4%
William R. Horigan	—
Brian Gaudreau	—
Robert D. Young	—
Richard W. Green	—
Richard J. Koll	—
Executive management team as a group(1)(2)(3)(4)(5)(6)	78.4%

(1)          MV Energy, LLC owns 50% of the membership interests of MV Partners. Vess Acquisition Group, L.L.C. and Murfin, Inc. each own 50% of the membership interests of MV Energy, LLC. MV Energy also owns 69.9% of VAP-I, LLC, which owns 50.0% of the member interests of MV Partners. The address of MV Energy, LLC is 250 N. Water, Suite 300, Wichita, Kansas 67202.

(2)          VAP-I, LLC owns 50% of the member interests of MV Partners. MV Energy, LLC and Murfin, Inc. own 69.9% and 4.8%, respectively, of the member interests of VAP-I, LLC. The address of VAP-I, LLC is 1700 Waterfront, Building 500, Wichita, Kansas 67206.

(3)          Vess Acquisition Group, L.L.C. owns 50% of the member interests of MV Energy, LLC, the sole manager of MV Partners. MV Energy owns 85.0% of the member interests of MV Partners through its ownership of a 50% member interest in MV Partners and a 69.9% member interest in VAP-I, LLC. Vess Energy, L.L.C. controls Vess Acquisition Group and owns 80% of the member interests of Vess Acquisition Group. A trust formed by J. Michael Vess, of which Mr. Vess acts as trustee and is the sole beneficiary, owns 52% of the member interests of Vess Energy. The address of Vess Acquisition Group is 1700 Waterfront, Building 500, Wichita, Kansas 67206.

(4)          Murfin, Inc. owns 50% of the member interests of MV Energy, LLC, the sole manager of MV Partners. MV Energy owns 85.0% of the member interests of MV Partners through its ownership of a 50% member interest in MV Partners and a 69.9% member interest in VAP-I, LLC. Murfin, Inc. also owns a 4.8% member interest in VAP-I, LLC. Mr. Murfin and his immediate family beneficially own 32.9% of Murfin, Inc. and Mr. Murfin has the power to vote 81.1% of the shares of common stock of Murfin, Inc. Mr. Murfin’s two sisters, who are directors in Murfin, Inc, and their immediate families each beneficially own 32.9% of Murfin, Inc. Mr. Murfin’s mother beneficially owns the remaining 1.3% of Murfin, Inc. Mr. Murfin may be deemed to beneficially own 100% of Murfin, Inc. The address of Murfin, Inc. is 250 N. Water, Suite 300, Wichita, Kansas 67202.

(5)          Mr. Vess holds 18.8% of his interests in MV Partners through the J. Michael Vess Revocable Trust, for which Mr. Vess is both the trustee and the sole beneficiary. Mr. Vess also has dispositive power over an additional 23.3% of MV Partners. The address of Mr. Vess is 1700 Waterfront, Building 500, Wichita, Kansas 67206.

(6)          Mr. Murfin holds his interests in MV Partners through Murfin, Inc. Mr. Murfin and his immediate family beneficially own 32.9% of Murfin, Inc. and Mr. Murfin has the power to vote 81.1% of the shares of common stock of Murfin, Inc. Mr. Murfin’s two sisters, who are directors in Murfin, Inc., and their immediate families each beneficially own 32.9% of Murfin, Inc. Mr. Murfin’s mother beneficially owns the remaining 1.3% of Murfin, Inc. Mr. Murfin may be deemed to beneficially own 100% of Murfin, Inc. The address of Mr. Murfin is 250 N. Water, Suite 300, Wichita, Kansas 67202.

Item 13.                 Certain Relationships and Related Transactions.

Vess Oil, which is controlled by Mr. Michael Vess, and Murfin Drilling, which is controlled by Mr. Dave Murfin, operate the underlying properties on a contract operator basis for which MV Partners is designated as the operator. Under the terms of the operating arrangement among MV Partners, Vess Oil and Murfin Drilling, all expenses of Vess Oil and Murfin Drilling incurred on behalf of MV Partners are paid by MV Partners at the cost incurred. Below is a summary of the transactions that occurred between MV Partners and the operators:

	Year Ended December 31,
	2004	2005	2006
Lease operating expense incurred	$12,908,370	$13,965,723	$16,729,681
Capitalized lease equipment and producing leaseholds cost incurred	1,277,268	1,863,349	1,538,198
Payment of well development costs	297,140	380,778	1,315,348
Payment of management fees	60,000	60,000	60,000
Sale of natural gas	549,128	542,501	512,729
Purchase of working interest	70,575	—	—

As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.2 million in 2006 for all of the properties comprising the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers and is included in lease operating expenses.

The members of MV Energy and certain members of MV Partners’ other member, VAP-I, including each of Messrs. Vess and Murfin, own minority interests in Eaglwing, L.P. and SemCrude, L.P., two crude oil purchasers that purchase crude oil production from MV Partners.

A summary of sales and trade receivables with each of these crude oil purchasers follows:

	Year Ended December 31,
	2004	2005	2006
Sales(1):
Eaglwing, L.P.	$26,756,152	$35,290,153	$50,410,085
SemCrude, L.P.	13,764,683	17,628,316	8,356,274
	$40,520,835	$52,918,469	$58,766,359
Trade receivables:
Eaglwing, L.P.	$2,362,788	$2,902,791	$4,360,923
SemCrude, L.P.	1,214,575	1,624,013	—
	$3,577,363	$4,526,804	$4,360,923

(1)          Sales amounts shown above are prior to reductions for realized losses on swap transactions.

MV Partners also has entered into swap agreements with SemCrude. A summary of the MV Partners’ outstanding swap agreements with SemCrude are as follows:

Year	Notional volume (Bbls)	Fixed price	December 31, 2006 Fair Value
2007	495,000	$63.16 - 65.12	$(554,172)
2008	360,000	60.70	(2,237,882)
	45,000	62.99	(179,223)
			$(2,971,277)

MV Partners had no related party contracts as of December 31, 2004. As of December 31, 2005 and 2006, MV Partners had an outstanding collar transaction with SemCrude covering 120,000 Bbls of oil during 2007 under which MV Partners will receive payments if oil prices fall below $61 per Bbl or make payments if oil prices rise above $68 per barrel. The fair value of the collar was a liability of $61,646 as of December 31, 2006.

From October 1, 2005 through June 30, 2006, certain entities controlled by Messrs. Vess and Murfin made available, on behalf of MV Partners, additional collateral worth approximately $25 million for the benefit of the hedge counterparties to the hedge agreements of MV Partners in effect during that period. As payment for providing this collateral to the hedge counterparties, MV Partners paid the entities that made available the additional collateral a collateral fee equal to 0.75% of the total collateral per annum. Mr. Vess received approximately $44,000 of the collateral fee and Mr. Murfin and members of his immediate family received approximately $85,000 of the collateral fee.

Messrs. Vess and Murfin are also members of the Board of Directors of the American State Bank & Trust Company, National Association, a private banking institution located in Kansas. The American State

Bank & Trust Company is obligated to provide up to approximately $3.0 million of credit pursuant to MV Partners’ current bank credit facility as a result of a direct participation certificate between American State Bank & Trust Company and Bank of America, N.A., as administrative agent under the bank credit facility. As of December 31, 2006, American State Bank & Trust Company had outstanding borrowings to MV Partners of approximately $2.7 million under the bank credit facility. These borrowings were repaid in connection with the refinancing of the bank credit facility using the proceeds from the initial public offering of trust units and borrowings under MV Partners’ new term loan facility as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities.”

MV Partners has retained the services of Richard J. Koll, C.P.A., a sole proprietorship of which Richard J. Koll is the sole owner. Mr. Koll also performs the function of Chief Financial Officer on behalf of MV Partners. In addition to Mr. Koll, Richard J. Koll, C.P.A. employs three full-time accountants and two part-time employees, one of whom is an accountant. For the year ended December 31, 2006, MV Partners made payments to Richard J. Koll, C.P.A. for fees and expenses of approximately $177,000 in connection with services rendered on behalf of MV Partners. MV Partners has incurred an additional $94,000 to Richard J. Koll, C.P.A. for fees and expenses in connection with the completion of the initial public offering of trust units of MV Oil Trust. MV Partners did not make any payments to Richard J. Koll, C.P.A. prior to January 1, 2006. Payments made to Richard J. Koll, C.P.A. described above will not reduce the amount of cash available for distribution to the trust unitholders.

PART IV

Item 14.                 Principal Accountant Fees and Services.

MV Partners does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the managing member of MV Partners .

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of MV Partners financial statements for 2005 and 2006 and fees billed for other services rendered by Grant Thornton LLP.

	2005	2006
Audit fees	$103,000	$556,600
Audit-related fees	—	—
Tax fees	14,790	—
All other fees	—	—
Total fees	$117,790	$556,600

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)            Financial Statements

Balance sheets of MV Partners, LLC (formerly MV Partners, LP) as of December 31, 2005 and 2006 and the related statements of earnings, changes in partners’ capital (deficit)/members’ deficit and cash flows for each of the three years in the period ended December 31, 2006.

(a)(2)            Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3)            Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	MV Partners, LLC
	By:	MV Energy, LLC,
its Manager
	By:	Murfin, Inc.
Member
	By:	/s/ DAVID L. MURFIN
Name: David L. Murfin
Title: Chairman and Chief Executive Officer

Date:  April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID L. MURFIN	(Co-Principal Executive Officer)	April 2, 2007
David L. Murfin
/s/ J. MICHAEL VESS	(Co-Principal Executive Officer)	April 2, 2007
J. Michael Vess
/s/ RICHARD J. KOLL	(Principal Accounting and Financial	April 2, 2007
Richard J. Koll	Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Articles of Organization of MV Partners, LLC (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-136609)).
3.2	—	First Amended and Restated Operating Agreement of MV Partners, LLC (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-136609)).
3.6*	—	First Amendment to First Amended and Restated Operating Agreement of MV Partners, LLC.
10.8*	—	Credit Agreement among MV Partners, LLC, as borrower, MV Energy, LLC, and VAP-I, LLC, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto.
21.1	—	Subsidiaries of the registrant (MV Partners does not have any subsidiaries).
31.1*	—	David L. Murfin, Co-Principal Executive Officer, certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	J. Michael Vess, Co-Principal Executive Officer, certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	—	Richard J. Koll, Principal Accounting and Financial Officer, certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	David L. Murfin, Co-Principal Executive Officer, certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	J. Michael Vess, Co-Principal Executive Officer, certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	—	Richard J. Koll, Principal Accounting and Financial Officer, certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith